Form 10-Q
period 2024-09-30
ALUMIS INC.
filed 2024-11-13
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

(650) 231-6625

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2024, the registrant had 47,222,419 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$213,417	$45,996
Restricted cash	—	113
Marketable securities	148,453	2,956
Research and development prepaid expenses	12,241	2,661
Other prepaid expenses and current assets	3,236	1,631
Total current assets	377,347	53,357
Restricted cash, non-current	1,024	1,024
Property and equipment, net	21,429	22,441
Operating lease right-of-use assets, net	12,752	12,783
Other long-term assets	7	7
Total assets	$412,559	$89,612
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,444	$1,118
Research and development accrued expenses	18,140	10,946
Other accrued expenses and current liabilities	7,464	7,087
Operating lease liabilities, current	1,467	1,720
Total current liabilities	33,515	20,871
Operating lease liabilities, non-current	29,631	30,860
Share repurchase liability	1,024	1,771
Total liabilities	64,170	53,502
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 89,016,578 shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero and 85,960,088 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of zero and $370,540 as of September 30, 2024 and December 31, 2023, respectively	—	375,370
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2024; zero shares authorized issued and outstanding as of December 31, 2023	—	—
Common stock, voting, $0.0001 par value; 492,815,092 and 125,000,000 voting shares authorized as of September 30, 2024 and December 31, 2023, respectively; 47,221,880 and 2,675,979 voting shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	1
Common stock, non-voting, $0.0001 par value; 7,184,908 and 85,960,088 non-voting shares authorized as of September 30, 2024 and December 31, 2023, respectively; 7,184,908 and zero non-voting shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	912,037	25,055
Accumulated other comprehensive income	139	2
Accumulated deficit	(563,792)	(364,318)
Total stockholders’ equity (deficit)	348,389	(339,260)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$412,559	$89,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development expenses, including related party expenses of $160, $385, $731 and $1,139 for the three and nine months ended September 30, 2024 and 2023, respectively	$87,824	$37,788	$178,350	$103,071
General and administrative expenses	10,575	5,971	23,782	14,971
Total operating expenses	98,399	43,759	202,132	118,042
Loss from operations	(98,399)	(43,759)	(202,132)	(118,042)
Other income (expense):
Interest income	5,322	951	8,153	2,509
Change in fair value of derivative liability	—	(551)	(5,406)	(119)
Other income (expenses), net	(40)	(18)	(89)	(41)
Total other income (expense), net	5,282	382	2,658	2,349
Net loss	$(93,117)	$(43,377)	$(199,474)	$(115,693)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	140	(3)	137	127
Net loss and other comprehensive loss	$(92,977)	$(43,380)	$(199,337)	$(115,566)
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(19.76)	$(10.15)	$(54.98)
Weighted-average shares of common stock outstanding, basic and diluted	53,752,223	2,194,988	19,647,690	2,104,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	85,960,088	$375,370	2,675,979	$1	$25,055	$2	$(364,318)	$(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and issuance costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercised stock options	—	—	3,186	—	29	—	—	29
Vesting of early exercised stock options	—	—	—	—	494	—	—	494
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,657	—	—	2,657
Other comprehensive loss, net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(49,849)	(49,849)
Balance at March 31, 2024	127,224,979	$495,575	2,679,165	$1	$28,241	$(1)	$(414,167)	$(385,926)

Issuance of Series C redeemable convertible preferred stock for cash and settlement of the derivative liability of $14,319, net of issuance costs of $157	41,264,892	143,662	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercised stock options	—	—	62,333	—	287	—	—	287
Vesting of early exercised stock options	—	—	—	—	253	—	—	253
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	3,133	—	—	3,133
Net loss	—	—	—	—	—	—	(56,508)	(56,508)
Balance at June 30, 2024	168,489,871	$639,237	2,741,498	$1	$31,920	$(1)	$(470,675)	$(438,755)

Issuance of voting common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $16,684	—	—	13,125,000	1	193,315	—	—	193,316
Issuance of voting common stock in private placement transaction	—	—	2,500,000	—	40,000	—	—	40,000
Conversion and redesignation of redeemable convertible preferred stock into 28,855,656 shares of voting common stock and 7,184,908 shares of non-voting common stock in connection with initial public offering	(168,489,871)	(639,237)	36,040,564	3	639,234	—	—	639,237
Issuance of voting common stock upon exercise of stock options and early exercised stock options	—	—	6,143	—	54	—	—	54
Vesting of early exercised stock options	—	—	—	—	201	—	—	201
Vesting of restricted shares of common stock	—	—	—	—	4	—	—	4
Repurchase of unvested shares of restricted common stock	—	—	(6,417)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,309	—	—	7,309
Other comprehensive income, net	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	(93,117)	(93,117)
Balance at September 30, 2024	—	$—	54,406,788	$5	$912,037	$139	$(563,792)	$348,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance at December 31, 2022	67,960,088	$285,473	2,642,334	$1	$14,209	$(127)	$(209,325)	$(195,242)
Vesting of early exercised stock options	—	—	—	—	694	—	—	694
Vesting of restricted shares of common stock	—	—	—	—	5	—	—	5
Repurchase of unvested common stock shares issued upon early exercised stock options	—	—	(13,369)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,831	—	—	1,831
Other comprehensive income, net	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	(36,027)	(36,027)
Balance at March 31, 2023	67,960,088	$285,473	2,628,965	$1	$16,739	$(27)	$(245,352)	$(228,639)

Issuance of Series B-2 and Series B-2A redeemable convertible preferred stock for cash, net of $2,112 derivative liability and $208 issuance costs	10,722,340	51,290	—	—	—	—	—	—
Issuance of Series B-2A redeemable convertible preferred stock for cash	1,277,660	6,389	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	18,395	—	71	—	—	71
Vesting of early exercised stock options	—	—	—	—	559	—	—	559
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,909	—	—	1,909
Other comprehensive income, net	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(36,289)	(36,289)

Balance at June 30, 2023	79,960,088	$343,152	2,647,360	$1	$19,284	$3	$(281,641)	$(262,353)

Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	7,111	—	23	—	—	23
Vesting of early exercised stock options	—	—	—	—	362	—	—	362
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Repurchase of unvested common stock shares issued upon early exercised stock options	—	—	(1,428)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,270	—	—	2,270
Other comprehensive loss, net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(43,377)	(43,377)

Balance at September 30, 2023	79,960,088	$343,152	2,653,043	$1	$21,945	$—	$(325,018)	$(303,072)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(199,474)	$(115,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,099	6,010
Non-cash lease expense	31	1,975
Depreciation and amortization	2,332	558
Net accretion of discounts on marketable securities	(1,987)	(524)
Loss on disposal of fixed assets	5	266
Change in fair value of derivative liability	5,406	119
Loss on abandonment of right-of-use assets	—	645
Changes in operating assets and liabilities:
Research and development prepaid expenses	(9,581)	3,605
Other prepaid expenses and other assets	(1,605)	(150)
Accounts payable	5,322	2,645
Research and development accrued expenses	7,193	3,342
Other accrued expenses and current liabilities	426	864
Operating lease liabilities	(1,481)	90
Net cash used in operating activities	(180,314)	(96,248)
Cash flows from investing activities
Maturities of marketable securities	42,000	76,250
Purchases of marketable securities	(185,374)	(8,345)
Purchases of property and equipment	(1,366)	(3,289)
Net cash (used in) provided by investing activities	(144,740)	64,616
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs	258,461	59,791
Proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs	193,316	(10)
Proceeds from a private placement transaction	40,000	—
Proceeds from issuance of common stock upon exercise of stock options	591	241
Repurchase of unvested common stock shares issued upon early exercised stock options	(6)	(64)
Net cash provided by financing activities	492,362	59,958
Net increase in cash, cash equivalents and restricted cash	167,308	28,326
Cash, cash equivalents and restricted cash at beginning of period	47,133	26,954
Cash, cash equivalents and restricted cash at end of period	$214,441	$55,280
Supplemental disclosures:
Conversion of 168,489,871 redeemable convertible preferred stock upon the closing of initial public offering	$639,237	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,255
Property and equipment acquired through tenant improvement allowance	$—	$16,641
Vesting of early exercised stock options and unvested restricted shares of common stock	$964	$1,632
Purchases of property and equipment in other accrued expenses and current liabilities	$6	$960
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$8,913	$2,112
Settlement of derivative liability upon issuance of redeemable convertible preferred stock	$(14,319)	$—
Deferred offering costs in accounts payable and other accrued expenses and current liabilities	$—	$544
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$213,417	$53,937
Restricted cash	—	319
Restricted cash, non-current	1,024	1,024
Total cash, cash equivalents and restricted cash	$214,441	$55,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company was founded on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. on March 8, 2021, and to Alumis Inc. on January 6, 2022. The Company is headquartered in South San Francisco, California.

Reverse Stock Split

On June 19, 2024, the board of directors approved, and on June 20, 2024, the Company effected, a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1-for-4.675 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amount, and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which were automatically convertible into shares of common stock upon the closing of the Company’s initial public offering (the “IPO”) of common stock, were proportionally adjusted.

Initial Public Offering and Concurrent Private Placement

On June 28, 2024, the Company’s Registration Statement on Form S-1 for its IPO was declared effective, and on July 1, 2024, the Company completed its IPO, pursuant to which it issued and sold 13,125,000 shares of its common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million.

In connection with the IPO, an existing investor and a holder of more than 5% of the Company’s capital stock, purchased an additional 2,500,000 shares of the Company’s common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”). The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act of 1933, as amended (the “Securities Act”), and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights and are subject to a 180-day lock-up agreement with the underwriters in the IPO. The Concurrent Private Placement closed on July 17, 2024.

Immediately prior to the closing of the IPO on July 1, 2024, all of the shares of the Company’s redeemable convertible preferred stock then outstanding converted into 28,855,656 shares of Class A common stock and 7,184,908 shares of Class B common stock at a 1-for-4.675 conversion ratio (the “Preferred Stock Conversion”). All outstanding Class A common stock shares and all outstanding Class B common stock shares were redesignated immediately thereafter into the same number of shares of voting common stock and non-voting common stock, respectively (the “Common Stock Reclassification”).

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

Unless the context otherwise requires a different meaning, all references to “common stock” in these notes refers to the Company’s voting common stock and non-voting common stock combined.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three and nine months ended September 30, 2024 and 2023, the Company incurred net losses of $93.1 million, $199.5 million, $43.4 million and $115.7 million, respectively. Cash used in operating activities was $180.3 million and $96.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $563.8 million.

The Company has historically financed its operations primarily through issuance of common stock and redeemable convertible preferred stock and convertible promissory notes in private placements, and most recently, through its IPO and Concurrent Private Placement. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. Management believes that its existing cash, cash equivalents and marketable securities of $361.9 million as of September 30, 2024, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

The Company will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. The Company’s management plans to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, on the terms which are favorable, the Company could be required to delay, scale back, or abandon some or all of its planned development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (the “SEC”), on June 28, 2024 (the “Prospectus”). There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2024.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and do not contain all information that is included in the annual financial statements and notes thereto of the Company.

Prior to their dissolution, the Company’s condensed consolidated financial statements included the accounts of FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, and all intercompany

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transactions were eliminated. FronThera U.S. Holdings, Inc. was dissolved on April 8, 2024 and FronThera U.S. Pharmaceuticals LLC was dissolved on March 14, 2024.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The condensed balance sheet as of December 31, 2023, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, the fair value of the Company’s common stock and redeemable convertible preferred stock, the fair value of the derivative liability, stock-based compensation expense, accruals for research and development expenses and the valuation of deferred tax assets. The Company bases its estimates on known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and restricted cash. The Company maintains bank deposits in federally insured financial institutions and these deposits exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and periodically evaluates the creditworthiness of financial institutions at which bank deposits are maintained.

The Company also invests in money market funds and U.S. treasuries, which are subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any loss of principal on its financial instruments.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Deferred Finance Issuance Costs

Deferred finance issuance costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings are capitalized. The deferred finance issuance costs are offset against offering proceeds upon the completion of the financing or the offering. In the event the financing or the offering is terminated or delayed, deferred finance issuance costs are expensed immediately as a charge to general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had $4.3 million in deferred finance issuance costs capitalized and included in other long-term assets in its unaudited condensed consolidated balance sheet as of June 30, 2024, which were reclassified to equity upon the closing of the IPO in the third quarter of 2024. There were no deferred finance issuance costs capitalized and included in other long-term assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. As such, net income is attributed to common stockholders and participating securities based on their participation rights. Prior to the IPO, under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. Upon the IPO, the Company’s redeemable convertible preferred stock converted into either Class A or Class B common stock, and were immediately thereafter redesignated into voting and non-voting common stock, respectively, and therefore are included in the allocation of net loss attributable to common stockholders as they share in the Company’s losses. Voting and non-voting common stock participate in the Company’s losses equally. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and has elected not to “opt out” of the

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. ASU 2023-09 should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of this standard on its disclosure in its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 clarifies and simplifies references to certain concept statements within U.S. GAAP and applies to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. ASU 2024-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”), requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements of ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Level 1 financial instruments are comprised of money market funds and U.S. treasuries. Level 2 financial instruments are comprised of U.S. treasuries. Usually, short term marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Level 3 financial instruments include derivative liabilities issued in May 2023 and settled in October 2023 in connection with the closing of the second tranche of the Series B-2 and B-2A redeemable convertible preferred stock financing, and issued in March 2024 and settled in May 2024 in connection with the closing of the second tranche of the Series C redeemable convertible preferred stock financing.

The following tables represent the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$198,412	$—	$—	$198,412
U.S. treasuries	—	14,993	—	14,993
Marketable securities
U.S. treasuries	67,966	80,487	—	148,453
Total assets	$266,378	$95,480	$—	$361,858

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$21,310	$—	$—	$21,310
U.S. treasuries	2,000	—	—	2,000
Marketable securities
U.S. treasuries	1,958	998	—	2,956
Total assets	$25,268	$998	$—	$26,266

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

calculation to estimate the fair value of the Series C second tranche option liability and the put right option liability upon settlement. Significant estimates and assumptions impacting the derivative liability fair value included the probability of each option exercise, redeemable convertible preferred stock fair value, estimated stock volatility and the expected term.

The following tables provide a range of assumptions used in the valuation of the derivative liabilities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.2 – 0.4	0.0 – 0.4
Volatility	55.1% – 59.9%	43.2% – 83.2%
Risk-free interest rate	5.4% – 5.5%	5.2% – 5.6%
Dividend yield	0.0%	0.0%
Probability of option exercise	0.0% – 100.0%	30.0% – 100.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instrument, the derivative liabilities, for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Fair value at beginning of period	$—	$—
Fair value upon issuance	8,913	2,112
Changes in fair value	5,406	119
Fair value upon settlement	(14,319)	—
Fair value at end of period	$—	2,231

There were no transfers between Level 1, Level 2 or Level 3 categories for the three and nine months ended September 30, 2024 and 2023.

4.	Marketable Securities

Marketable securities, which are classified as available-for-sale marketable securities, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

		Gross	Gross	Fair Value as of
	Amortized Cost	Unrealized	Unrealized	September 30,
	Basis	Gains	Losses	2024
Short-term marketable securities:
U.S. treasuries	$148,315	$138	$—	$148,453
Total short-term marketable securities	$148,315	$138	$—	$148,453

		Gross	Gross	Fair Value as of
	Amortized Cost	Unrealized	Unrealized	December 31,
	Basis	Gains	Losses	2023
Short-term marketable securities:
U.S. treasuries	$2,954	$2	$—	$2,956
Total short-term marketable securities	$2,954	$2	$—	$2,956

All marketable securities held as of September 30, 2024 and December 31, 2023, had contractual maturities of less than one year.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses on its marketable securities.

5.Balance Sheet Components

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$952	$111
Prepaid subscriptions	896	703
Interest receivable	767	108
Tax receivable	364	614
Other	257	95
Total other prepaid expenses and current assets	$3,236	$1,631

Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Estimated Useful Life	September 30,	December 31,
	(in years)	2024	2023
Leasehold improvements	Shorter of useful life or lease term	$17,618	$17,592
Laboratory equipment	5	4,867	3,577
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		25,165	23,849
Less: Accumulated depreciation and amortization		(3,736)	(1,408)
Total property and equipment, net		$21,429	$22,441

Depreciation and amortization expense was $0.8 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued personnel and related expenses	$5,396	$5,585
Accrued professional services	1,991	1,093
Accrued other expenses	77	409
Total other accrued expenses and current liabilities	$7,464	$7,087

6.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.4 million as research and development expenses under the service agreement, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $0.7 million and $1.1 million as research and development expenses under the service agreement, respectively. Accrued expenses under the service agreement were zero as of September 30, 2024 and were less than $0.1 million as of December 31, 2023.

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

In January 2022, the Company entered into a lease agreement for 12,000 square feet of office and laboratory space in South San Francisco, California, which commenced in July 2022 and had a contractual termination date of July 2029. This lease contained an early termination option, allowing the Company to terminate this lease before the expiry of the lease term. The Company concluded the lease term for accounting purposes ended in August 2023. In April 2023, this lease was modified to reduce the contractual lease term to terminate in October 2023. The accounting impact of the modification was not material.

In August 2022, the Company entered into a lease agreement for 55,000 square feet of additional office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The Company constructed leasehold improvements in the space, which were concluded to be lessee assets. The lessor provided the Company a tenant improvement allowance of $17.2 million, of which $0.5 million was received in the year ended December 31, 2022, and $16.7 million was received in the year ended December 31, 2023, and was accounted for as a reduction to lease payments. At the commencement date, future lease payments totaled $37.9 million, including $54.6 million in gross fixed payments less $16.7 million in lease incentives expected to be received during the first year of the lease. The lease liability at lease commencement was calculated to be $14.1 million, which is equal to the

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

present value of the future lease payments, discounted at the incremental borrowing rate of 11.4%. Following the commencement date, the Company measured its lease liability and right-of-use asset in accordance with ASC 842-20-35-3. In accordance with this guidance, future lease payments increased as the $16.7 million incentive was received and future gross fixed payments were no longer offset by these incentives. Leasehold improvements are reflected in property and equipment, net in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

The Company maintains a letter of credit of $1.0 million as of September 30, 2024, on its office and laboratory lease, which is reflected on the Company’s unaudited condensed consolidated balance sheets in restricted cash, noncurrent. The Company maintained two letters of credit totaling $1.1 million on its leases in effect as of December 31, 2023, which were reflected on the Company’s condensed consolidated balance sheets in restricted cash, current and restricted cash, noncurrent.

The components of lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease costs	$882	$1,279	$2,593	$3,830
Variable lease costs	297	214	953	330
Total lease costs	$1,179	$1,493	$3,546	$4,160

Supplemental cash flow information related to the operating leases were as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$4,076	$1,740

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	8.9	9.5
Weighted-average incremental borrowing rate	11.4%	11.4%

Future minimum lease payments under non-cancelable leases as of September 30, 2024, were as detailed below (in thousands):

2024 (remainder of the year)	$1,223
2025	4,959
2026	5,125
2027	5,296
2028	5,474
Thereafter	27,515
Total undiscounted lease payments	49,592
Less: Imputed interest	(18,494)
Total operating lease liabilities	$31,098

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC., and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. The Company incurred and paid a $37.0 million milestone in 2022 for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. In July 2024, the Company met its milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded as research and development expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. No other milestones were achieved or probable as of September 30, 2024.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8.	Redeemable Convertible Preferred Stock

In May 2023, the Company issued and sold an aggregate of 10,722,340 shares of Series B-2 redeemable convertible preferred stock for gross proceeds of $53.6 million and 1,277,660 shares of Series B-2A redeemable convertible preferred stock for gross proceeds of $6.4 million and incurred $0.2 million of issuance costs. The purchase price for Series B-2 and B-2A redeemable convertible preferred stock was $5.00 per share. The Series B-2 and Series B-2A stock purchase agreement contained an obligation to issue additional shares of Series B-2 or Series B-2A redeemable convertible preferred stock in a second tranche closing by October 2023 (the “Second Tranche Series B-2 Closing”) upon the occurrence of

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain events, including the board of directors’ consent. The Company recognized this call option as a derivative liability and estimated its fair value of $2.1 million.

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

In March 2024, the Company issued and sold an aggregate of 41,264,891 shares of Series C redeemable convertible preferred stock for gross proceeds of $129.5 million and incurred $0.4 million of issuance costs. The purchase price for Series C redeemable convertible preferred stock was $3.13826 per share. Under the Series C stock purchase agreement, any time prior to the earliest of (i) December 31, 2024, (ii) the execution of a letter of intent for the sale of the Company, or (iii) the closing date of the Company’s IPO, at the discretion of the Company’s board of directors, the Company was obligated to sell and each Series C purchaser was obligated to purchase additional shares of Series C redeemable convertible preferred stock with the amount equal to the purchaser’s aggregate purchase price in the first tranche Series C closing less any previous payments by the purchaser as part of the Put Right (as defined below) exercise. If the purchaser did not purchase its full share in the second tranche closing (the “Second Tranche Series C Closing”), all of its existing shares of Series C redeemable convertible stock and Series C-1 redeemable convertible preferred stock were convertible into voting common stock at a 10-to-1 basis. Additionally, a purchaser had a right to purchase shares of Series C-1 redeemable convertible preferred stock at a purchase price of $4.00 per share beginning from the earlier of (a) September 4, 2024 or (b) the date of a significant partnering or collaboration agreement and expiring upon the earlier of (a) December 31, 2024, (b) the public filing of a registration statement on Form S-1 for the IPO, (c) the Second Tranche Series C Closing and (d) the execution of a letter of intent for the sale of the Company (the “Put Right”). The Put Right could only be exercised once. The Company determined that the Second Tranche Series C Closing and the Put Right were two freestanding financial instruments and recognized the derivative liabilities at their estimated fair value of $8.9 million at the issuance date.

In May 2024, the Company closed the Second Tranche Series C Closing and issued an additional 41,264,892 shares of Series C redeemable convertible preferred stock at a price of $3.13826 per share. The Company received gross proceeds of $129.5 million and incurred $0.2 million of issuance costs. Accordingly, the derivative liabilities were settled, and the Company reclassified the derivative liabilities, remeasured at fair value of $14.3 million, into redeemable convertible preferred stock.

Immediately prior to the closing of the Company’s IPO on July 1, 2024, all outstanding shares of the Company’s redeemable convertible preferred stock were converted and then redesignated into common stock and non-voting common stock (see Note 1) and are no longer outstanding.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s redeemable convertible preferred stock as of December 31, 2023, consisted of the following:

	December 31, 2023
		Shares Issued	Aggregate
	Shares	and	Liquidation	Net Carrying
	Authorized	Outstanding	Preference	Value

	(in thousands, except share amounts)
Series Seed redeemable convertible preferred stock	10,500,000	10,500,000	$10,500	$10,480
Series A redeemable convertible preferred stock	7,500,000	7,500,000	30,000	29,972
Series B redeemable convertible preferred stock	40,200,000	40,200,000	201,000	200,711
Series B-1 redeemable convertible preferred stock	9,760,088	9,760,088	39,040	44,310
Series B-2 redeemable convertible preferred stock	18,000,000	16,221,170	81,106	80,969
Series B-2A redeemable convertible preferred stock	3,056,490	1,778,830	8,894	8,928
Total redeemable convertible preferred stock	89,016,578	85,960,088	$370,540	$375,370

9.	Stockholders’ Equity

Prior to the IPO, the voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the redeemable convertible preferred stock as described in the Prospectus.

In June 2024, the Company’s board of directors approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 50,000,000 shares of preferred stock, with a par value of $0.0001 per share. There are no shares of preferred stock issued or outstanding as of September 30, 2024.

As of September 30, 2024, the Company was authorized to issue 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, both with par values of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 7,184,908 and zero shares of non-voting common stock outstanding, respectively.

The holders of voting and non-voting common stock have the same rights except that non-voting common stock does not have voting rights, except as may be required by law. Each holder of non-voting common stock has a right to convert each share of non-voting common stock to one share of voting common stock subject to the following limitations. At any time following the Company’s registration of any class of equity securities under the Exchange Act, the holders of shares of non-voting common stock may not convert a number of shares of non-voting common stock into shares of voting common stock in excess of that number of shares of non-voting common stock which would cause the holder thereof to beneficially own (for purposes of Section 13(d) of the Exchange Act), in excess of 4.99% of the total number of issued and outstanding shares of voting common stock. Such maximum percentage may be increased or decreased to such other percentage as any holder of outstanding shares of non-voting common stock may designate in writing (in the case of an increase upon 61 days’ prior written notice).

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Outstanding and issued common stock options	8,683,467	5,096,086
Shares available for grant under 2024 Equity Incentive Plan	7,671,516	—
Shares available for grant under 2024 Employee Stock Purchase Plan	650,000	—
Shares available for grant under 2024 Performance Option Plan	90,661	—
Shares available for grant under 2021 Stock Plan	—	296,189
Redeemable convertible preferred stock issued and outstanding	—	18,387,168
Total	17,095,644	23,779,443

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of common stock to two executives at a purchase price of $0.94 per share. The shares vest over a four-year period with a one-year cliff. The holders have voting and dividends rights. The Company has the right to repurchase unvested shares at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense is recognized ratably over the vesting terms. The Company recognized less than $0.1 million of stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023. In the three months ended September 30, 2024, a holder’s continuous service terminated and the Company repurchased the unvested shares.

The following table summarizes the activity for the Company’s restricted common stock for the nine months ended September 30, 2024:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	29,322	$2.90
Vested	(16,445)	$2.90
Repurchased	(6,417)	$2.90
Unvested as of September 30, 2024	6,460	$2.90

As of September 30, 2024, the remaining unamortized stock-based compensation expense of less than $0.1 million will be recognized over the remaining vesting period of 0.4 year.

10.	Stock Compensation

2024 Equity Incentive Plan

On June 27, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Equity Incentive Plan (the “2024 EIP”), which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 7,800,000 new shares of common stock for issuance under the 2024 EIP. In addition, up to 6,829,339 shares subject to awards under the 2021 Stock Plan (the “2021 Plan”) that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, were authorized to be added to the 2024 EIP. The 2024 EIP is a successor to the 2021 Plan and no further grants will be made under the 2021 Plan. The 2024 EIP also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by an amount equal to 5% of the outstanding number of shares of the Company’s common

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

stock as of the last day of the immediately preceding fiscal year, or such lesser number of shares as determined by the board of directors prior to the applicable January 1. No more than 43,888,017 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 EIP.

The 2024 EIP allows the Company to make equity-based awards to its officers, employees, directors and consultants. The 2024 EIP provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other stock-based awards. Options under the 2024 EIP may be granted for periods of up to 10 years at exercise prices no less than the fair market value of common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Stock option grants under the 2024 EIP generally vest over four years. The grant date fair market value of all awards made under the 2024 EIP and all cash compensation paid by the Company to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The terms of the 2024 EIP do not permit option holders to exercise options before their options are vested.

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. As of September 30, 2024, the board of directors has not provided for the grant of purchase rights under an offering period.

2024 Performance Option Plan

In May 2024, the Company’s board of directors adopted, and its shareholders approved, the 2024 Performance Option Plan (the “2024 POP”). The Company reserved 1,880,680 shares of common stock issuable under the 2024 POP. The 2024 POP permits grants of ISOs, NSOs and restricted stock awards to the Company’s employees, directors and consultants.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The stock option repricing was treated as an option modification for accounting purposes and resulted in total incremental expense of $0.7 million, of which $0.1 million incremental expense associated with the vested options was recognized on the modification date. The remaining $0.6 million incremental expense associated with the unvested options as of the modification date is being recognized over the remainder of the original requisite service period.

Stock Option Activity

The following table summarizes the Company’s option activity under the 2021 Plan and the 2024 EIP for the nine months ended September 30, 2024. The table includes early exercised shares as part of options exercised.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2023	5,096,086	$9.68	8.50	$15,033
Options granted	2,104,328	$12.22
Options exercised	(71,662)	$8.26		$332
Options forfeited or expired	(235,304)	$10.22
Outstanding and expected to vest as of September 30, 2024	6,893,448	$9.52	8.30	$12,110
Exercisable as of September 30, 2024	6,585,917	$9.31	8.23	$12,110

The total fair value of shares vested for the nine months ended September 30, 2024 and 2023 was $5.4 million and $6.5 million, respectively. The weighted-average grant date fair value of options granted was $10.42 and $9.50 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, 71,662 options and 25,506 options were exercised with intrinsic values of $0.3 million and $0.1 million, respectively, and the Company received $0.6 million and $0.2 million, respectively, in proceeds from issuance of common stock upon exercise of stock options.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s option activity under the 2024 POP for the nine months ended September 30, 2024.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Options granted	1,880,680	$10.19
Options forfeited or expired	(90,661)	$10.19
Outstanding and expected to vest as of September 30, 2024	1,790,019	$10.19	9.60	$874
Exercisable as of September 30, 2024	—	$—	—	$—

Valuation of Stock Options Granted under the 2024 EIP and the 2021 Plan

The fair value of stock options granted under the 2024 EIP and the 2021 Plan for the nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	5.75 - 6.06	5.77 - 6.08	5.75 – 6.08	5.77 – 6.63
Volatility	108.25% - 109.54%	98.45% - 99.44%	103.65% – 109.54%	98.08% – 102.54%
Risk-free interest rate	3.47% - 3.83%	3.95% - 4.14%	3.47% – 4.48%	3.66% – 4.14%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Expected Term

The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history of its common stock. The Company will continue to use industry peers in determining historical stock price volatility until sufficient historical data of its common stock becomes available.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Valuation of Stock Options Granted under the 2024 POP

Stock options granted under the 2024 POP vest based on service, market and performance conditions (the occurrence of the IPO or a change of control) and are classified as equity financial instruments. At the grant date, the fair value of stock options granted under the 2024 POP was estimated using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the vesting period prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price thresholds, including the Company’s expected common stock price, expected volatility, risk-free rate and expected term. The Company used the following assumptions to estimate the fair value at the grant date in May 2024: common stock fair value of $12.06, vesting term of 6.00 years, volatility of 122.00%, and risk-free rate of 4.38%. The estimates of fair value are uncertain and changes in any of the estimated inputs could have resulted in significant adjustments to the fair value.

The Company’s estimated fair value of stock options issued under the 2024 POP of $18.0 million is recognized using graded vesting from July 1, 2024, the closing of the IPO, when the performance condition was met, over the service period of 3.0 years (the longer of (i) the explicit service period of the service condition of 3.0 years or (ii) the derived service period between 1.4 years to 2.1 years). The Company recognized $3.5 million in stock-based compensation expense related to the 2024 POP for the three and nine months ended September 30, 2024.

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, there was $1.0 million and $1.8 million share repurchase liability related to the unvested shares, respectively.

The following table summarizes the activity for the Company’s early exercised shares for the nine months ended September 30, 2024:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2023	327,100	$5.33
Early exercised	25,034	$8.84
Vested	(163,568)	$5.79
Unvested as of September 30, 2024	188,566	$5.40

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense granted to employees and non-employees for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,720	$1,225	$6,805	$3,292
General and administrative	3,589	1,045	6,294	2,718
Total stock-based compensation expense	$7,309	$2,270	$13,099	$6,010

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense related to the following equity-based awards for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$7,291	$2,252	$13,045	$5,956
Restricted stock awards	18	18	54	54
Total stock-based compensation expense	$7,309	$2,270	$13,099	$6,010

Stock-based compensation expense related to non-employee awards was immaterial for all periods presented.

As of September 30, 2024, there was unrecognized stock-based compensation expense of $54.2 million related to issued stock-based awards which the Company expects to recognize over a weighted-average period of 2.5 years.

11.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(93,117)	$(43,377)	$(199,474)	$(115,693)
Denominator:
Weighted-average shares of common stock outstanding	53,970,560	2,650,252	19,908,040	2,640,771
Less: Weighted-average shares of common stock subject to repurchase	(218,337)	(455,264)	(260,350)	(536,489)
Weighted-average shares of common stock outstanding, basic and diluted	53,752,223	2,194,988	19,647,690	2,104,282
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(19.76)	$(10.15)	$(54.98)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive (on an as-converted basis):

	September 30, 2024	September 30, 2023
Common stock options issued and outstanding	8,683,467	4,678,158
Unvested restricted common stock and early exercised stock options	195,026	417,042
Redeemable convertible preferred stock issued and outstanding	—	17,103,749
Total	8,878,493	22,198,949

12.	Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan during the three and nine months ended September 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Prospectus dated June 27, 2024, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on June 28, 2024. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. ESK-001 has demonstrated significant therapeutic effect in our Phase 2 program in patients with PsO, which we define as moderate-to-severe plaque psoriasis (“PsO”), and is currently being evaluated in an additional Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report results in 2026. With the favorable results in our Phase 2 clinical trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel Phase 3 clinical trials of ESK-001 in this indication and for which we expect to report topline results in the first half of 2026. In addition, the open-label extension (“OLE”) of our Phase 2 clinical trial in PsO remains ongoing. TYK2 genetic mutations are associated with a strong protective effect in multiple sclerosis, motivating us to develop our second product candidate, A-005, as a CNS-penetrant, allosteric TYK2 inhibitor for neuroinflammatory and neurodegenerative diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and expect to report initial results by the end of 2024.

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

To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock and the issuance of convertible promissory notes in private placements. In July 2024, we closed our initial public offering (the “IPO”) and a Concurrent Private Placement (defined below) and received $233.3 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of September 30, 2024, we had $361.9 million in cash, cash equivalents and marketable securities.

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the three months ended September 30, 2024 and 2023 was $93.1 million and $43.4 million, respectively. Our net loss for the nine months ended September 30, 2024 and 2023 was $199.5 million and $115.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $563.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

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

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations (“CMOs”) to produce our product candidates in accordance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) regulations for use in our clinical studies. We have entered into development and manufacturing agreements with various CMOs relating to process development, manufacturing of drug substance and drug product, and quality testing of our product candidates. We expect to rely on our CMOs in the future for the manufacturing of our product candidates in order to expedite readiness for future clinical trials. Most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.

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

Initial Public Offering and Concurrent Private Placement

On June 28, 2024, our Registration Statement on Form S-1 for our IPO was declared effective, and, on July 1, 2024, we completed our IPO, pursuant to which we issued and sold 13,125,000 shares of our common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million.

In connection with the IPO, an existing investor and a holder of more than 5% of our capital stock, purchased an additional 2,500,000 shares of our common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”). The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act, and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights and are subject to a 180-day lock-up agreement with the underwriters in the IPO. The Concurrent Private Placement closed on July 17, 2024.

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

External costs include:

●	costs associated with acquiring technology and intellectual property licenses that have no alternative future uses and costs incurred under in-license or assignment agreements, including milestone payments;
●	expenses incurred in connection with the discovery and preclinical development of our pipeline programs;
●	costs incurred in connection with the clinical development of our product candidates, including under agreements with clinical research organizations (“CROs”), CMOs and other third parties that conduct clinical trials and manufacture clinical supplies, product candidates and components on our behalf; and
●	costs for third-party professional research and development consulting services.

Internal costs include:

●	research and development personnel-related costs, including salaries, annual bonuses, benefits, travel and meals expenses and stock-based compensation expense; and
●	allocated facilities and other overhead costs, including software licenses, computer supplies and accessories and other miscellaneous expenses.

We have acquired and may continue to acquire the rights to develop and commercialize new product candidates. Upfront and milestone payments are accrued for and expensed as in process research and development (“IPR&D”) assets expense when the achievement of the milestone is probable up to the point of regulatory approval and, absent obtaining such approval, have no alternative future use. Milestone payments made after a product’s regulatory approval will be capitalized and amortized over the remaining useful life of the related product.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses on our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through September 30, 2024, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, ESK-001 and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program. In 2023, we began tracking external costs by program.

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

In May 2023 and in March 2024, in connection with our redeemable convertible preferred stock financings, we issued options to purchase additional shares of redeemable convertible preferred stock at a specified price, which were accounted for as derivative liabilities. Changes in fair value of these derivative liabilities were included in the other income (loss) in the condensed consolidated statement of operations and comprehensive loss for each reporting period until the derivatives were exercised or expired.

Results of Operations and Comprehensive Loss

The following tables summarize our results of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	September 30		Change
	2024	2023	$	%
Operating expenses:
Research and development expenses	$87,824	$37,788	$50,036	132%
General and administrative expenses	10,575	5,971	4,604	77%
Total operating expenses	98,399	43,759	54,640	125%
Loss from operations	(98,399)	(43,759)	(54,640)	125%
Other income (expense):
Interest income	5,322	951	4,371	460%
Change in fair value of derivative liability	—	(551)	551	*
Other income (expense), net	(40)	(18)	(22)	122%
Total other income (expense), net	5,282	382	4,900	*
Net loss	$(93,117)	$(43,377)	$(49,740)	115%
*	not meaningful

	Nine Months Ended
	September 30		Change
	2024	2023	$	%
Operating expenses:
Research and development expenses	$178,350	$103,071	$75,279	73%
General and administrative expenses	23,782	14,971	8,811	59%
Total operating expenses	202,132	118,042	84,090	71%
Loss from operations	(202,132)	(118,042)	(84,090)	71%
Other income (expense):
Interest income	8,153	2,509	5,644	225%
Change in fair value of derivative liability	(5,406)	(119)	(5,287)	*
Other income (expense), net	(89)	(41)	(48)	117%
Total other income (expense), net	2,658	2,349	309	13%
Net loss	$(199,474)	$(115,693)	$(83,781)	72%
*	not meaningful

Research and Development Expenses

The following tables summarize our external and internal research and development expenses for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$23,000	$—	$23,000	*
CRO, CMO and clinical trials	39,491	18,114	21,377	118%
Professional consulting services	4,497	3,511	986	28%
Other research and development costs	2,899	3,295	(396)	(12)%
Internal costs:
Personnel-related costs	13,476	8,525	4,951	58%
Facilities and overhead costs	4,461	4,343	118	3%
Total research and development expense	$87,824	$37,788	$50,036	132%
*	not meaningful

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$23,000	$—	$23,000	*
CRO, CMO and clinical trials	90,604	52,806	37,798	72%
Professional consulting services	12,787	9,698	3,089	32%
Other research and development costs	8,493	8,368	125	1%
Internal costs:
Personnel-related costs	32,705	23,448	9,257	39%
Facilities and overhead costs	10,761	8,751	2,010	23%
Total research and development expense	$178,350	$103,071	$75,279	73%
*	not meaningful

Comparison of the three months ended September 30, 2024 and 2023

Research and development expenses increased by $50.0 million, to $87.8 million for the three months ended September 30, 2024, from $37.8 million for the three months ended September 30, 2023.

Milestones related to previously acquired IPR&D assets for the three months ended September 30, 2024, included a $23.0 million clinical milestone payment made in connection with a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. in March 2021 (the “FronThera Acquisition”).

CRO, CMO and clinical trials expenses increased by $21.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $15.7 million increase in CRO and clinical trial expenses due to the timing and progression of our clinical trials for ESK-001 and A-005 and a $5.7 million increase in CMC expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services increased by $1.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to services to support our clinical trial for ESK-001.

Personnel-related costs increased by $5.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increased research and development headcount and an increase in stock-based compensation expense of $2.5 million as a result of additional stock options granted, which included awards granted under the 2024 Performance Option Plan.

Comparison of the nine months ended September 30, 2024 and 2023

Research and development expenses increased by $75.3 million, to $178.4 million for the nine months ended September 30, 2024, from $103.1 million for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, milestones related to previously acquired IPR&D assets included a $23.0 million clinical milestone payment in connection with the FronThera Acquisition.

CRO, CMO and clinical trials expenses increased by $37.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to a $19.7 million increase in CMC expenses primarily associated with manufacturing of clinical supplies to support our trials and a $18.1 million increase in CRO and clinical trial expenses due to the timing and progression of our clinical trials for ESK-001 and A-005.

Professional consulting services increased by $3.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to services to support our clinical trial for ESK-001.

Personnel-related costs increased by $9.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to increased research and development headcount and an increase in stock-based compensation expense of $3.5 million as a result of additional stock options granted, which included awards granted under the 2024 Performance Option Plan.

Facilities and allocated overhead costs increased by $2.0 million primarily as a result of an increase in software license costs and depreciation expenses allocated to the research and development activities, partially offset by a decrease in facilities costs.

External Costs by Program

The following table summarizes our external costs by program for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
ESK-001	$36,886	$17,444	$89,539	$54,345
A-005	6,682	2,985	14,052	4,197
Other programs and research and development activities	26,319	4,491	31,293	12,330
Total external research and development expense	$69,887	$24,920	$134,884	$70,872

General and Administrative Expenses

Comparison of the three months ended September 30, 2024 and 2023

General and administrative expenses increased by $4.6 million, to $10.6 million for the three months ended September 30, 2024, from $6.0 million for the three months ended September 30, 2023.

Personnel-related expenses increased by $3.5 million, to $6.4 million for the three months ended September 30, 2024, from $2.9 million for the three months ended September 30, 2023, primarily due to increased headcount and included an increase in stock-based compensation expense of $2.5 million resulting from additional stock options granted, which included awards granted under the 2024 Performance Option Plan.

Expenses related to professional consulting services increased by $0.8 million, to $3.4 million for the three months ended September 30, 2024, from $2.6 million for the three months ended September 30, 2023, primarily due to an increase in consulting, recruiting and legal services to support our growth and business development, partially offset by a decrease in accounting and audit costs.

Comparison of the nine months ended September 30, 2024 and 2023

General and administrative expenses increased by $8.8 million, to $23.8 million for the nine months ended September 30, 2024, from $15.0 million for the nine months ended September 30, 2023.

Personnel-related expenses increased by $5.8 million, to $13.8 million for the nine months ended September 30, 2024, from $8.0 million for the nine months ended September 30, 2023, primarily due to increased headcount and included an increase in stock-based compensation expense of $3.6 million resulting from additional stock options granted, which included awards granted under the 2024 Performance Option Plan.

Expenses related to professional consulting services increased by $2.5 million, to $8.2 million for the nine months ended September 30, 2024, from $5.7 million for the nine months ended September 30, 2023, primarily due to an increase in consulting, recruiting, legal and accounting services to support our growth and business development.

Total Other Income (Expense), Net

Total other income (expense), net increased by $4.9 million, to $5.3 million other income, net for the three months ended September 30, 2024, from $0.4 million other income, net for the three months ended September 30, 2023. Total other income (expense), net increased by $0.4 million, to $2.7 million other income, net for the nine months ended September 30, 2024, from $2.3 million other income, net for the nine months ended September 30, 2023.

Interest income increased by $4.3 million, to $5.3 million for the three months ended September 30, 2024, from $1.0 million for the three months ended September 30, 2023, primarily as a result of higher balances of cash equivalents and marketable securities.

Interest income increased by $5.7 million, to $8.2 million for the nine months ended September 30, 2024, from $2.5 million for the nine months ended September 30, 2023, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of zero and $5.4 million for the three and nine months ended September 30, 2024, respectively, related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing.

We recognized a change in fair value of a derivative liability loss of $0.6 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, related to the derivative liability recognized in connection with our Series B-2 redeemable convertible preferred stock financing entered into in May 2023. The derivative liability was re-measured at fair value and settled in October 2023, when we closed the second tranche of the Series B-2 financing. See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock and the issuance of convertible promissory notes in private placements and, more recently, from our IPO and Concurrent Private Placement.

In July 2024, we closed our IPO and the Concurrent Private Placement and received net proceeds of $193.3 million and $40.0 million, respectively.

We believe that our existing cash, cash equivalents and marketable securities of $361.9 million as of September 30, 2024, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We plan to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

Under our stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. We incurred and made a $37.0 million milestone payment in 2022 for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. In July 2024, we met a milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2024. No other milestones were achieved or probable as of September 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(180,314)	$(96,248)
Net cash (used in) provided by investing activities	(144,740)	64,616
Net cash provided by financing activities	492,362	59,958
Net increase in cash, cash equivalents and restricted cash	$167,308	$28,326

Operating Activities

Net cash used in operating activities was $180.3 million and $96.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in operating activities for the nine months ended September 30, 2024 was due to our net loss for the period of $199.5 million partially offset by changes in non-cash items totaling $18.9 million and operating assets and liabilities of $0.3 million. Non-cash items included $13.1 million related to stock-based compensation expense, $5.4 million related to the change in fair value of the derivative liability and $2.3 million related to depreciation and amortization, partially offset by net accretion of discounts on marketable securities of $2.0 million. The changes in operating assets and liabilities primarily includes an increase of $7.2 million in research and development accrued expenses, an increase of $5.3 million in accounts payable and a $0.4 million increase in other accrued expenses and current liabilities, partially offset by an increase of $9.6 million in research and development prepaid expenses, an increase of $1.6 million in other prepaid expenses and other assets and a decrease of $1.5 million in operating lease liabilities.

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss for the period of $115.7 million, partially offset by changes in operating assets and liabilities of $10.4 million and non-cash items of $9.0 million. Non-cash items primarily include $6.0 million related to stock-based compensation expense and $2.0 million related to non-cash lease expense. The changes in operating assets and liabilities primarily included a decrease of $3.6 million in research and development prepaid expenses, an increase of $3.3 million in research and development accrued expenses, and an increase of $2.6 million in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 of $144.7 million was related to purchases of marketable securities of $185.4 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities of marketable securities of $42.0 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 of $64.6 million was related to proceeds from maturities of marketable securities of $76.3 million, partially offset by purchases of marketable securities of $8.3 million and purchases of property and equipment of $3.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $492.4 million included net proceeds of $258.5 million from the issuance of our Series C redeemable convertible preferred stock and related derivative liability, net of issuance costs, $193.3 million net proceeds from our initial public offering, net of underwriter discounts and commissions and other offering costs, gross and net proceeds of $40.0 million from a private placement transaction and proceeds from the issuance of common stock upon exercise of stock options of $0.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 of $60.0 million was primarily related to net proceeds of $59.8 million from the issuance of our Series B-2 and Series B-2A redeemable convertible preferred stock and related derivative liability, net of issuance costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. These agreements provide for termination at the request of either party generally with less than one-year notice and are therefore cancellable contracts. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as September 30, 2024.

On March 5, 2021, we entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. The transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. We incurred and paid a milestone of $37.0 million during the year ended December 31, 2022. In July 2024, we met our milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded as research and development expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024. No other milestones were reached or probable as of September 30, 2024.

Leases

We have an operating lease for office and laboratory space in South San Francisco, California. As of September 30, 2024, we had total lease payment obligations under non-cancelable leases of $31.1 million, including $1.2 million payable through December 31, 2024. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We are also a “smaller reporting company,” meaning that the market value of our common stock and non-voting common stock held by non-affiliates plus the aggregate amount of gross proceeds expected from our IPO was less than $700.0 million as of June 30, 2024, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of ESK-001, A-005 or any future product candidates.

●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.
●	Our business is highly dependent on the success of our most advanced product candidate, ESK-001, and we cannot guarantee that ESK-001 will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any future licensors pending patent applications will issue or that patents based on our or any future licensors patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We may form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	We may have conflicts with any future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.

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

Our most advanced candidate is ESK-001, an oral, small molecule allosteric inhibitor of TYK2. We are currently conducting a Phase 2b clinical trial of ESK-001 in SLE and two parallel Phase 3 clinical trials of ESK-001 in PsO. In addition, we are advancing A-005, an investigational CNS penetrant allosteric inhibitor of TYK2 that has a potential application in multiple sclerosis (“MS”) and other neuroinflammatory and neurodegenerative diseases, currently in Phase 1 clinical development. Our ability to achieve profitability in the future is dependent upon obtaining regulatory approval for and successfully commercializing our most advanced candidate, ESK-001, either alone or with third parties. However, our operations may not be profitable even if ESK-001 is successfully developed, approved and thereafter commercialized.

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three and nine months ended September 30, 2024, our net losses were $93.1 million and $199.5 million, respectively. As of September 30, 2024, we had an accumulated deficit of $563.8 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, the investigational review boards (“IRBs”) or ethics committees of the institutions in which such trials are being conducted, the FDA or other comparable foreign regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension, clinical hold or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our contract research organizations (“CROs”) or clinical trial sites to perform in accordance with good clinical practices (“GCP”) requirements, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, we discontinued our proof-of-concept Phase 2a clinical trial of ESK-001 in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with ESK-001’s safety profile in psoriasis patients. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Our product candidates are either in clinical or preclinical development, and their risk of failure is high. It is impossible to predict when or if our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans for their intended uses. Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an Investigational New Drug application (“IND”) or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before allowing us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs.

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

We expect to continue to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or any future collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive regulatory approval or commercialize our current and any future product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, may disagree with the design or implementation of our clinical trials;

●	regulators, such as the FDA or comparable foreign regulatory authorities, IRBs or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not allow us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;

●	we may be unable to identify, recruit or train suitable clinical investigators;

●	clinical trial sites may deviate from trial protocol or drop out of a trial;

●	the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds to initiate or complete a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a New Drug Application (“NDA”) or comparable marketing authorization application in another jurisdiction;

●	the quality or quantity of data relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;

●	reports from clinical testing of other therapies may raise safety, tolerability or efficacy concerns about our product candidates;

●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs;

●	our CROs or clinical trial sites may fail to perform in accordance with GCP requirements or other applicable regulations, rules or guidelines;

●	we may be unable to manufacture our product candidates from our CMOs in accordance with cGMP regulations or other applicable requirements in sufficient quantities for use in our clinical trials;

●	serious adverse events (“SAEs”) may occur in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;

●	we may select clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	we may be required to transfer our manufacturing processes to larger-scale facilities operated by a different CMO, or may experience delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

●	third parties may be unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, we have historically leveraged our extensive analyses of immune-relevant genome-wide association study (“GWAS”) results from both the public domain and the UK Biobank biomedical resource to identify the right therapeutic target on which to focus our preclinical and clinical development efforts. If our access to GWAS results from the public domain or the UK Biobank biomedical resource were to be restricted, including as a result of any potential future legislative policies or regulations that may seek to restrict the sharing of genetic data, our ability to efficiently identify additional therapeutic targets may be limited.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. In the EU, the EU Clinical Trials Regulation (“CTR”) became applicable on January 31, 2022, repealing and replacing the Clinical Trials Directive (“CTD”). The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU member state. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU member states in which the trial is to be conducted, and a separate assessment by each EU member state with respect to specific requirements related to its own territory, including ethics rules. Each EU member state’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. Clinical trials for which an application for approval was made on the basis of the CTD (i) before January 31, 2022, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the CTD, remain governed by the CTD until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

It is currently unclear to what extent the UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the CTD (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials with specific aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes will ultimately determine the extent to which the UK regulations align with the CTR. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

We have observed SAEs and adverse events (“AEs”) in our trials of ESK-001, and as more patients become exposed to ESK-001 over longer periods of time, we expect to see additional SAEs and AEs emerge. Further, long term treatment with ESK-001 continues to be evaluated in open label extension (“OLE”) and long-term extension trials, and additional AEs and SAEs are expected to accumulate. Certain conditions occur more frequently in patients with psoriasis compared to the general population. Examples include obesity, cardiovascular disease, psoriatic arthritis and depression. Immune modulating treatments including ESK-001 may result in increasing susceptibility to various infections, including serious or life-threatening infections, and there is a theoretical risk with immune-modulating agents that dampening immune responses could increase the risk of malignancies. However, no increase in malignancy risk has been demonstrated to date with approved therapies targeting similar immunological pathways, including TYK-2, IL-23 and type I IFN. Furthermore, a naturally occurring TYK-2 loss-of-function-mutation (P1104A) that is present in 3-5% of Caucasian populations has not been associated with increased cancer risk in rigorous analyses of large genetic data sets.

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

As of November 1, 2024, there have been seven SAEs in the OLE trial. Two SAEs were considered potentially related: a case of wrist arthritis in a patient with a history of gout and osteoarthritis; and a case of peritonsillar abscess (40mg BID) following COVID-19 infection that required treatment with antibiotics. Five additional SAEs were considered unrelated by the investigator, by us, or by both; a case of sepsis in a patient with diabetic leg ulcers (40mg BID); a case of dyspnea (40mg QD); a case of left great toe infection (40mg BID); a case of EGFR-positive, adenocarcinoma of the lung (40mg QD) in a patient with a strong familial history of lung cancer; and a case of advanced renal cell carcinoma (40mg BID) which, due to its large size and the slow-growing nature of renal cell carcinomas, very likely preceded exposure to ESK-001. In both cases of malignancy, the investigator could not definitively rule out relationship to ESK-001 but in our assessment, both cases were unrelated to ESK-001 treatment.

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

In addition, we believe that one of the potential benefits of ESK-001 includes the potential to improve on the safety and side-effect profile of the only currently approved allosteric TYK2 inhibitor in the United States. If ESK-001 is shown to have similar AEs, side effects or other safety or tolerability concerns, then our opportunity to disrupt the current standard of care may be limited. AEs and SAEs that emerge during clinical investigation of or treatment with ESK-001, A-005, or any future product candidates may be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain ESK-001, A-005 or any future product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies. This may also result in an inability to obtain approval of ESK-001, A-005 or any future product candidates. We, the FDA or other comparable foreign regulatory authorities, or an IRB or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects, like those mentioned above, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

We have conducted, are currently conducting, and may in the future conduct, clinical trials outside the United States, including in Argentina, Austria, Australia, Belgium, Bulgaria, Canada, Chile, Colombia, Croatia, Czech Republic, Denmark, Estonia, France, Georgia, Germany, Hungary, India, Israel, Japan, Republic of Korea, Latvia, Mexico, Netherlands, Peru, Philippines, Poland, Portugal, Puerto Rico, Romania, Spain, Taiwan and the UK. We expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

Even if we receive regulatory approval for our current or future product candidates in the United States, we may never receive regulatory approval to market outside of the United States.

We plan to seek regulatory approval for our current and future product candidates outside of the United States and are currently conducting certain clinical trials internationally, including in the European Union (“EU”) and Japan. In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other applicable countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ substantially from that required to obtain FDA approval. The regulatory approval processes in other countries generally implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others and would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could adversely affect our business, financial condition, results of operations and prospects.

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

Outside the United States, biopharmaceutical products and services are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries allow companies to establish their own prices for medical products but monitor and control company profits or control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU member states may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states.

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) was adopted. The HTA Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. While the HTA Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the EU. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Our current product candidates, initially under development for treatment of patients with immune-mediated diseases, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success. For example, we are currently developing ESK-001 for the treatment of PsO and SLE. Other emerging and established life sciences companies have been focused on similar therapeutics. If approved, ESK-001 would compete with several currently approved or late-stage oral clinical therapeutics, including Otezla (marketed by Amgen Inc.), Sotyktu (marketed by Bristol Myers Squibb Company (“BMS”)), TAK-279 (in development by Takeda Pharmaceutical Company), JNJ-2113 (in development by Johnson & Johnson), DC-853 (in development by Lilly), as well as new early-stage therapeutic companies that may develop competing molecules. Other TYK2 agents are also under development in SLE by BMS, as well as other TYK2 clinical development programs at Galapagos NV, Innocare, and Priovant Therapeutics, Inc.

We are also developing A-005, which has potential applications in MS and other neuroinflammatory and neurodegenerative diseases. There are several therapies available for the treatment of relapsing forms of MS, including interferon beta regulators, monoclonal antibodies, synthetic immunomodulatory drugs and S1P receptor modulators. Ocrevus, a CD20 antibody marketed by Genentech, Inc., is approved for primary progressive multiple sclerosis.

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

As of September 30, 2024, we had 145 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with future collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We may enter into strategic transactions in the future, including acquisitions of companies, asset purchases and in-licensing of intellectual property with the potential to acquire and advance new assets or product candidates where we believe we are well qualified to optimize the development of promising therapies. For example, we were founded in January 2021, and subsequently acquired ESK-001 via a stock purchase of FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC (the “FronThera Acquisition”). Additional potential transactions that we may consider in the future include a variety of business arrangements, including strategic partnerships, in-licensing of product candidates, strategic collaborations, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations.

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

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, we had federal NOL carryforwards of $48.6 million and state NOL carryforwards of $4.4 million. Under the Internal Revenue Code of 1986, as amended (the “Code”), our U.S. federal net operating losses generated post tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to no more than 80% of current year taxable income.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Inflation Reduction Act (“IRA”) includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was also swept into receivership. The U.S. Department of Treasury, the Federal Reserve Board (the “Federal Reserve”), and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, the FDIC and the Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, the FDIC and the Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (the “Bayh-Dole Act”). The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We may at times choose to collaborate with academic institutions to accelerate our preclinical research or development. While we do not currently engage, and it is our policy to avoid engaging, university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Although none of our licenses to date are subject to march-in rights, if, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of patent applications filed after March 2013 and the enforcement or defense of our future issued patents or claiming priority to patent applications filed after March 2023.

The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

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

In 2012, the European Union Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Depending upon the timing, duration and specifics of any FDA regulatory approval of our product candidates, one or more of our issued United States patents or issued United States patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

In addition, any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. For example, the FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding use of their products. Although clinicians may prescribe products for off-label uses, as the FDA and comparable foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, the FDA and such comparable foreign regulatory authorities do restrict promotional communications from companies or their sales force with respect to off-label uses of products. Specifically, any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA, and our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. Similar restrictions apply in other countries. In the EU, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) which may require approval by the competent national authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. If we are found to have promoted such off-label uses, we may become subject to significant liability. In addition, if we do not conduct head-to-head comparative clinical trials for our product candidates, we will be unable to make comparative claims regarding any other products in the promotional materials for our product candidates. If we promote our products, if approved, in a manner inconsistent with FDA-approved labeling, or the label approved by another comparable foreign regulatory authority, or otherwise not in compliance with FDA regulations or comparable foreign rules, we may be subject to enforcement action. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA included a number of provisions that may reduce the profitability of drug products, including provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the American Taxpayer Relief Act of 2021, effective January 1, 2024, eliminated the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program, which was previously capped at 100% of the Average Manufacturer Price for a covered outpatient drug.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Healthcare reform initiatives recently culminated in the enactment of the IRA in August 2022, which, among other things, allows the Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years for single-source drugs (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products took place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS announced the negotiated maximum fair prices in August 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. These negotiations resulted in significant price reductions from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

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

Our future arrangements with healthcare providers, healthcare organizations, third-party payors and customers will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates, if approved. Restrictions under applicable federal, state and foreign anti-bribery and healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to clinicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by the clinicians described above and their immediate family members;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;

●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

●	certain state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations (collectively, “HIPAA”) imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Additionally, the California Consumer Privacy Act (“CCPA”) applies to personal information of California consumers, business representatives, and employees, and among other things requires regulated businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA does not currently apply to us because we do not generate the requisite annual revenue, but it may apply to us in the future. In addition, although the CCPA includes limited exceptions, including for certain information collected as part of clinical trials, the CCPA may impact our processing of personal information and increases our compliance costs depending on how it is interpreted. Additionally, amendments to the CCPA expanded the CCPA’s requirements, including by granting additional rights to California residents, such as the right to correct personal information and additional opt-out rights, and establishing a regulatory authority dedicated to enforcing the CCPA. Other states, such as Virginia, Connecticut, Utah and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered or have been enacted in several other states, as well as at the federal and local levels. While U.S. state privacy laws, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.

There are also various laws, regulations and industry standards in other jurisdictions outside the United States relating to data privacy and security, with which we may need to comply. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s equivalent (“UK GDPR”), collectively, GDPR, impose strict requirements for processing personal data. Notably, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR / £17.5 million under the UK GDPR, or, in each case, 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. The GDPR also provides for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of “special categories of personal data”, including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to process such special categories of personal data, and could cause our compliance costs to increase, ultimately adversely affecting our business, financial condition, results of operations and prospects.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (the “EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, the EU-US Data Privacy Framework, and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third parties for the manufacture of active pharmaceutical ingredients (“API”), bulk drug substances, raw materials, samples, components and other materials for our product candidates for clinical testing, as well as for the manufacture of any products candidates that we commercialize, if approved. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or will be of satisfactory quality or be available at acceptable prices. In addition, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

For example, as part of our process development efforts, we also may make changes to the manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, improving product formulations, increasing manufacturing success rate or other reasons. For example, we are implementing certain manufacturing process changes for ESK-001 to increase scalability with respect to our Phase 3 clinical trials. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our current or future product candidates to perform differently and affect the results of our future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies or clinical bridging studies, and we may be required to collect additional data from participants prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

Certain of the raw materials necessary to produce ESK-001 and A-005 are in limited supply, and we generally rely on one CMO for each manufacturing stage. While we intend to identify and qualify additional suppliers and redundant manufacturers to provide the API, drug product and critical raw material prior to submission of an NDA to the FDA and/or a comparable marketing application outside the United States, there can be no assurance that we will be successful in doing so. Furthermore, any of the limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing redundancy in CMOs and additional or replacement suppliers for these supplies, and obtaining regulatory authorizations that may result from adding or replacing CMOs and suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

In addition, we do not currently have long-term supply contracts with our CMOs, and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs prior to any potential NDA submission, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines, or at all, or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to the contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

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

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our most advanced product candidate ESK-001, A-005 and other development programs;

●	results and timing of preclinical studies and ongoing and future clinical trials, or the addition or termination of any such clinical trials;

●	the timing of payments we may make or receive under any future license and future collaboration arrangements or the termination or modification thereof;

●	our execution of any strategic transactions, including acquisitions, collaborations, licenses or similar arrangements, and the timing and amount of payments we may make or receive in connection with such transactions;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	recruitment and departures of key personnel;

●	if our product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such products;

●	regulatory developments affecting our product candidates or those of our competitors;

●	fluctuations in stock-based compensation expense;

●	the impacts of inflation and rising interest rates on our business and operations; and

●	changes in general market and economic conditions.

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

Based on the beneficial ownership of our capital stock as of September 30, 2024, after giving effect to our IPO and Concurrent Private Placement as if each had occurred as of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provide that the federal district courts of the United States of America, to the fullest extent permitted by law, are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme

Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We are not currently required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting until our second annual report on Form 10-K. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm would need to issue a report that is adverse in the event that there are material weaknesses in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404(b). If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404(b) in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other comparable foreign regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In connection with the IPO, we completed a concurrent private placement that closed on July 17, 2024, in which we issued and sold 2,500,000 shares of common stock at $16.00 per share, the IPO price, to AyurMaya Capital Management Fund, LP, an existing investor. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering. The recipient of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. The recipient had adequate access, through their relationship with us, to information about us. The sale of these securities was made without any general solicitation or advertising.

Use of Proceeds from our Initial Public Offering of Common Stock and Concurrent Private Placement

On June 27, 2024, our Registration Statement on Form S-1, as amended (File No. 333-280068) (the “Registration Statement”), was declared effective in connection with our initial public offering (“IPO”), pursuant to which we sold an aggregate of 13,125,000 shares of our common stock at a price to the public of $16.00 per share. Morgan Stanley & Co. LLC, Leerink Partners LLC, Cantor Fitzgerald & Co. and Guggenheim Securities, LLC acted as joint book-running managers. The IPO closed on July 1, 2024. The aggregate net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs of $16.7 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

In connection with the IPO, we completed a concurrent private placement that closed on July 17, 2024, in which we issued and sold 2,500,000 shares of common stock at $16.00 per share, the IPO price, to AyurMaya Capital Management Fund, LP, an existing investor.

The net proceeds from our IPO and Concurrent Private Placement have been invested according to our approved investment policy in a mix of money market funds and high-quality, available-for-sale marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: November 13, 2024

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)