Form 10-K
period 2024-12-31
ALUMIS INC.
filed 2025-03-19
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-42143

Alumis Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1771129
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

280 East Grand Avenue

South San Francisco, CA 94080

(Address of Principal Executive Offices)

(650) 231-6625

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.001 Par Value per Share	ALMS	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) plus the aggregate amount of gross proceeds received from the registrant’s initial public offering from non-affiliates was approximately $165.4 million. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 2025, the registrant had 47,222,419 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Alumis,” “the Company,” “we,” “us,” “our” and similar references refer to Alumis Inc.

This Annual Report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our expectations regarding the potential benefits of our strategy;
●	our expectations regarding the announced merger transaction with ACELYRIN, Inc. (“ACELYRIN”);
●	our expectations regarding the operation of our product candidates and related benefits;
●	the success of competing therapies that are, or may become, available;
●	developments related to our competitors and our industry, including competing product candidates and therapies;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;

●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

You should refer to the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

RISK FACTORS SUMMARY

Below is a summary of the material factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this Risk Factors Summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A. of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K, before making investment decisions regarding our securities.

●	The Merger (as defined herein) may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders and ACELYRIN stockholders will be subject to a number of material risks if the Merger is not completed on the terms or timeline currently contemplated, or at all.
●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of ESK-001, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.
●	Our business is highly dependent on the success of our most advanced product candidate, ESK-001, and we cannot guarantee that ESK-001 will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the U.S Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any future licensors’ pending patent applications will issue or that patents based on our or any future licensors’ patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We may form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and not realize the benefits of, such alliances or licensing arrangements.
●	We may have conflicts with any potential future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

PART I

Item 1. Business

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. ESK-001 has demonstrated significant therapeutic effect in our Phase 2 program in patients with PsO, which we define as moderate-to-severe plaque psoriasis (“PsO”), and is currently being evaluated in an additional Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report results in 2026. With the favorable results in our Phase 2 clinical trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel Phase 3 clinical trials of ESK-001 in this indication and for which we expect to report topline results in the first quarter of 2026. These parallel Phase 3 clinical trials also include one long-term extension (“LTE”) study, ONWARD3. In addition, the open-label extension (“OLE”) of our Phase 2 clinical trial in PsO remains ongoing. TYK2 genetic mutations are associated with a strong protective effect in multiple sclerosis (“MS”), motivating us to develop our second product candidate, A-005, as a CNS-penetrant, allosteric TYK2 inhibitor for neuroinflammatory and neurodegenerative diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024.

We utilize our proprietary precision data analytics platform, biological insights and team of experienced research and development experts to deepen our understanding of disease pathologies, accelerate research and development and increase the probability of clinical success. Our collective insights informed our selection of TYK2 as the target for our two lead programs. Beyond TYK2, our proprietary precision data analytics platform and drug discovery expertise have led to the identification of additional preclinical programs that exemplify our precision approach.

We recognize that patients living with immune-mediated diseases need alternatives to currently available therapies. Despite recent advances and innovations in the treatment of immune-mediated diseases, many patients continue to suffer, cycling through currently approved therapies while looking for a solution that alleviates the debilitating impact of their disease without life-limiting side effects.

Addressing the needs of these patients is why we exist. We are pioneering a precision approach that leverages insights derived from powerful data analytics to select the right target, right molecule, right indication, right patient, right endpoint and right combination to dramatically improve patient outcomes. We believe that combining our insights with an integrated approach to drug development will produce the next generation of treatments to address immune dysfunction.

Proposed Merger with ACELYRIN

On February 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACELYRIN, Inc., a Delaware corporation (“ACELYRIN”), and Arrow Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as our direct wholly owned subsidiary (the “Merger”). The Merger Agreement was approved by the disinterested directors on our board of directors and the board of directors of ACELYRIN and is subject to stockholder approval by the stockholders of each company and satisfaction or waiver of other closing conditions.

In connection with the Merger, all of the issued and outstanding shares of common stock of ACELYRIN, par value $0.00001 per share, will be cancelled and converted into the right to receive 0.4274 shares of our voting common stock, without interest (the number of shares of our common stock in exchange for each share of ACELYRIN common stock, the “Exchange Ratio”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding.

Consummation of the Merger is subject to certain closing conditions, including the absence of any law or judgment that restrains, enjoins or otherwise prohibits consummation of the Merger, the effectiveness of a registration statement on Form S-4 to be filed by us with the Securities and Exchange Commission (the “SEC”), the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of ACELYRIN common stock at ACELYRIN’s stockholders’ meeting and the approval of the share issuance by the holders of a majority of votes of the our common stock cast at our stockholders’ meeting.

The Merger Agreement contains certain termination rights for both us and ACELYRIN, including the right of either party to terminate the Merger Agreement if the transactions have not been consummated prior to July 7, 2025. We or ACELYRIN will pay a termination fee of $10.0 million or $10.0 million, respectively, under certain circumstances, including termination to accept and enter into a definitive agreement with respect to a superior proposal.

Immediately following the Merger, our pre-Merger equityholders are expected to collectively own approximately 55% of the shares of the combined company and the pre-Merger equityholders of ACELYRIN as of immediately prior to the Merger are expected to collectively own approximately 45% of the combined company, in each case, calculated on a fully diluted basis as of January 31, 2025.

Our Product Candidates and Pipeline

We are building a pipeline of molecules with the potential to address a broad range of immune-mediated diseases as monotherapy or combination therapies. Within our TYK2 franchise, we are developing our most advanced product candidate, ESK-001, an allosteric TYK2 inhibitor for the treatment of PsO and SLE. We are developing our second TYK2 product candidate, A-005, as a CNS-penetrant allosteric TYK2 inhibitor, to offer the therapeutic benefit of TYK2 inhibition within the CNS for a broad range of neuroinflammatory and neurodegenerative diseases, and are pursuing MS as its initial indication.

The following chart summarizes the status of our current pipeline.

Our Strategy

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. As our driving principle, we are using our precision approach focused on the important drivers of immune dysfunction. We use our key insights to pursue our mission of significantly improving outcomes for patients. We select drug targets that have been previously validated by strong human genetic evidence and human clinical data.

The core components of our business strategy include:

●	Maximize the opportunity presented by ESK-001’s differentiated pharmacological profile and breadth of potential indications. We believe that ESK-001 is a foundational asset that exemplifies our approach. Genetic and biologic data generated to date highlight the important role of TYK2 inhibition across multiple diseases where we have current clinical programs (PsO and SLE) and future clinical ambitions. We intend to expand clinical development of ESK-001 to additional therapeutic areas and indications where TYK2 inhibition and our differentiated profile have the potential to deliver significant improvements for patients.
●	Expand our TYK2 franchise with A-005, our allosteric TYK2 inhibitor selected to penetrate the CNS to treat neuroinflammation. There is strong biological rationale for the involvement of TYK2 in neuroinflammatory and neurodegenerative diseases, as well as compelling genetic evidence for the role of TYK2 in MS. As a result, we believe TYK2 inhibition has potential utility in various neuroinflammatory and neurodegenerative diseases, including MS, Alzheimer’s disease, amyotrophic lateral sclerosis (“ALS”), optic neuritis, neuromyelitis optica and Parkinson’s disease.
●	Discover and advance earlier-stage product candidates into clinical development. We intend to expand our pipeline of clinical-stage product candidates by identifying and developing earlier-stage assets. Utilizing our precision approach to address immune dysfunction, we have selected multiple additional targets to date, including interferon regulatory factor 5 (“IRF5”), across indications that are in various stages of development, from lead identification to lead optimization. These targets may enable development in a broad range of indications, either as a monotherapy or using a combination therapy approach with our TYK2 product candidate franchise.
●	Leverage our precision approach to increase speed of development, probability of success and precision of therapy. We leverage our proprietary precision data analytics platform that integrates key genetic and translational insights, with the aim to design efficient and effective development paths at every stage of our pipeline. We believe this approach can bring forth transformative medications by following the science to inform the right target, right molecule, right indication, right patient, right endpoint and right combinations.
●	Evaluate strategic collaborations to maximize the global impact of our product candidates. We plan to strategically evaluate potential partnerships to maximize the value of our lead programs and broader portfolio. We believe that our product candidates, indications, clinical data and data analytics make our company an attractive partner. Given our scientific expertise and significant therapeutic depth, and the broad addressable populations of our product candidates, the right partner could help us expand the breadth of indications we pursue and increase our commercial reach. For example, in February 2025, we announced the Merger. If we are successful in consummating the Merger, we expect to have the financial flexibility and runway to advance an expanded late-stage pipeline.

Immune Dysfunction Overview

The immune system is a highly regulated and balanced system that has evolved to protect us from infection, recognize and neutralize harmful agents from the environment and fight disease. Dysfunctional immune responses, whether directed towards self or non-self or through unbalanced activation or regulation, can lead to inflammation, allergy, autoimmunity and development of chronic immune-mediated diseases. We are building immune insights from patient samples, incorporating genetic, genomic and proteomic learnings, and translating preclinical findings in an effort to therapeutically target dysfunctional immune mechanisms to improve outcomes for patients with immune-mediated diseases.

Role of TYK2 in Immunology

TYK2 is an intracellular tyrosine kinase protein within the broader Janus kinase (“JAK”) family shown to play an essential role in mediating cytokine receptor signaling pathways in both innate and adaptive immunity. Cytokines are a group of proteins in the body that play an important role in boosting the immune system. TYK2 associates with a defined set of cytokine receptors expressed primarily on immune cells, such as IL-23, IL-12 and type I interferon (“IFN”) receptors, distinct from other JAK family members. TYK2 functions to relay signals into the cell through phosphorylation of signal transducing and activators of transcription (STATs), to initiate a cascade of protein-signaling interactions resulting in cytokine-responsive gene transcription and cell activation, which drives downstream immune responses including Th17, IL-17 pathways, and type I IFN responsive genes that are known drivers of inflammation and immune mediated disease. Therapeutic inhibition of TYK2 and associated cytokine pathways, in particular IL-23/IL-17 and type I IFN, have been broadly validated to address immune dysfunction in immune-mediated diseases, such as psoriasis, psoriatic arthritis and

SLE. TYK2 is expressed in circulating and tissue-resident immune cells, and is also active in CNS-resident immune cells, such as microglia, which are thought to play a key role in neuroinflammation.

Human genetic studies of TYK2 strongly validated it as a therapeutic target. An identified loss-of-function mutation (“P1104A”) in the TYK2 gene, present in approximately 3% to 5% of European populations, is protective against an array of immune-mediated disorders, including SLE, psoriasis, sarcoidosis, psoriatic arthritis, inflammatory bowel disease and neuroinflammatory and neurodegenerative conditions, such as MS. Importantly, this TYK2 variant does not appear to significantly increase susceptibility to serious infections. We believe that TYK2 inhibition as a targeted therapy may have an improved risk to benefit profile as compared to broad immune suppression.

TYK2 inhibition represents a breadth of opportunity, and there have been or are ongoing clinical trials of TYK2 inhibitors in multiple indications such as psoriatic arthritis, SLE, cutaneous lupus, alopecia areata, Sjogren’s disease, vitiligo, Crohn’s disease and ulcerative colitis.

Our TYK2 Franchise

ESK-001: Our Allosteric TYK2 Inhibitor

ESK-001 is a potent, highly selective, allosteric TYK2 inhibitor.

Key Differentiating Features

We believe ESK-001 is differentiated from first-generation TYK2 inhibitors for the following reasons:

●	Intrinsic Selectivity and Preclinical Pharmacology. Due to ESK-001’s design as an allosteric inhibitor, the molecule is both potent and intrinsically selective for TYK2 over other protein kinases, including the related JAK family members. No JAK-related pharmacology has been observed with ESK-001 to date.
●	Optimized Molecular Properties and PK. At the core of ESK-001’s differentiation from other clinical-stage allosteric inhibitors of TYK2 are its physicochemical properties that we believe impart highly desirable drug-like features. ESK-001 is highly permeable with low efflux resulting in high and rapid systemic absorption and favorable tissue distribution in vivo. These properties result in its highly predictable, linear PK profile in humans with low variability. In addition, ESK-001 has a desirable half-life in humans of approximately 8 to 12 hours and we have not observed any concerns for drug-drug interactions with other therapies.
●	Maximal Target Inhibition. ESK-001 demonstrated a robust and predictable PK/PD relationship in Phase 1 studies, enabling the identification of a dose level that achieved maximal TYK2 inhibition for 24 hours a day to take into Phase 2 clinical trials. We define maximal inhibition as reaching the plateau of biological inhibition in the assay readout with no further impact seen with higher drug concentrations. At the 40 mg BID dose, maximal TYK2 inhibition was confirmed in healthy volunteer and PsO patient blood samples by RNA-seq analysis, and a return to non-lesional baseline levels of TYK2 pathway (including IFN signature, IL-23, IL-17) and PsO-relevant disease biomarkers was confirmed in PsO patient skin biopsies.
●	Clinical Tolerability. There have been no clinically limiting findings across our clinical trials to date that prevent ESK-001 from being dosed to achieve maximal target inhibition. In contrast to what has been reported with first-generation allosteric TYK2 inhibitors, skin rashes have been observed at much lower frequency with ESK-001 to date, even at very high and sustained levels of target inhibition, suggesting that skin toxicities may not be an on-target, class effect of TYK2 inhibitors.

Strategic Indication Selection

TYK2-mediated cytokine signaling is involved in a broad range of immune-mediated diseases. TYK2 loss-of-function mutations have been shown to be protective for several conditions including psoriasis, psoriatic arthritis, Crohn’s disease, ulcerative colitis and MS. Therefore, ESK-001 has the potential to provide benefit in a large number of indications. We have selected PsO and SLE as our initial indications.

Combination Potential

Despite significant advances in the treatment of immune-mediated disease, in many diseases, only a minority of patients achieve disease remission or nearly complete response with current therapies. Because of the complexity, overlap and redundancy of inflammatory pathways, combination approaches targeting complementary pathways may be needed to achieve high-hurdle endpoints such as remission. We believe that ESK-001’s pharmacological properties, including its lack of drug-drug interaction potential and its clinical profile, positions it well as a partner for future combination therapies.

Development

ESK-001 is currently being evaluated in two parallel Phase 3 clinical trials in PsO as well as in a Phase 2b clinical trial in SLE.

ESK-001 for the Treatment of Moderate-to-Severe Plaque Psoriasis (PsO)

Psoriasis is a chronic immune-mediated skin disease characterized by abnormal epidermal growth, usually presenting as red, scaly patches, papules or plaques (plaque psoriasis). Patients with psoriasis are also at increased risk of developing other co-morbid conditions, such as cardiovascular disease, obesity, insulin resistance, uveitis, arthritis and thyroid dysfunction. According to the World Health Organization, psoriasis significantly impacts quality of life—physical and emotional challenges of disfiguration, low self- esteem, loss of productivity and depression.

ESK-001 has advanced to Phase 3 development in PsO. In March 2024, we announced positive data from our randomized, double-blind, placebo-controlled Phase 2 clinical trial in patients with PsO (“Phase 2 STRIDE trial”). Our Phase 2 STRIDE trial met its primary endpoint, the proportion of patients achieving a 75% improvement in the Psoriasis Area and Severity Index (“PASI 75”) at week 12 compared to placebo, and key secondary efficacy endpoints at all clinically relevant doses tested. Clear dose-dependent responses were observed with maximal TYK2 inhibition achieved, and highest clinical response rates observed, at the highest dose of 40 mg twice daily. ESK-001 was found to be generally well tolerated at all dose levels. Upon completion of the Phase 2 STRIDE trial, patients were eligible to be enrolled in an OLE study evaluating two ESK-001 doses (40 mg once daily and 40 mg twice daily), which we designed to evaluate the safety and efficacy of long-term treatment with ESK-001 in patients with PsO. The OLE study remains ongoing and, at Week 40, all participants on the 40 mg once daily cohort transitioned to the 40 mg twice daily dose. In September 2024, we announced positive 28-week data from the OLE, which showed dose-dependent sustained increases in Psoriasis Area and Severity Index (“PASI”) endpoint responses observed over time, with the majority of patients achieving PASI 75, the primary endpoint, at the highest dose of 40 mg twice daily. ESK-001 was generally well-tolerated in the OLE Week 28 data. In March 2025, we announced positive 52-week data from the OLE, which demonstrated sustained PASI 90 and increased PASI 100 response rates in the 40 mg twice daily cohort. ESK-001 was generally well-tolerated in the OLE Week 52 data. See “—Safety Profile of ESK-001” below for further information.

With the favorable results in our Phase 2 STRIDE trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel global Phase 3, multi-center, randomized, double-blind placebo-controlled clinical trials, ONWARD1 and ONWARD2, designed to evaluate the efficacy and safety of ESK-001 in this indication. These parallel Phase 3 clinical trials also include one LTE study, ONWARD3.

ESK-001 for the Treatment of Systemic Lupus Erythematosus (SLE)

SLE is a chronic autoimmune disease predominantly affecting women at childbearing age. Clinical manifestations are highly heterogeneous, and the disease typically waxes and wanes, with flares and periods of relative remission. Certain loss-of-function variants of TYK2 significantly decrease the risk of SLE. While mortality in SLE has decreased since the mid-20th century as a result of improved treatments, the disease remains associated with increased disability and loss of social and occupational functioning and high utilization of health care resources.

We are currently conducting LUMUS, a Phase 2b, 48-week, global, placebo-controlled, double-blind, randomized, clinical trial evaluating ESK-001 in patients with moderate-to-severe active SLE, in the United States, Europe, the United Kingdom (“UK”), Latin America and Asia-Pacific (“APAC”) countries. The primary endpoint in Part A of such trial is BILAG-Based Composite Lupus Assessment response (a validated composite measure of lupus disease activity) at Week 48. Eligible patients may enroll in Part B (an OLE) or participate in a four-week follow-up period.

Safety Profile of ESK-001

ESK-001 has been administered to more than 800 participants and in some cases administered for up to two years. ESK-001 has been generally well-tolerated in our Phase 2 STRIDE and OLE clinical trials to date, with the majority of AEs observed in such clinical trials having been graded mild-to-moderate in severity. As of December 31, 2024, the most common AEs reported by patients across active (ESK-001) trial arms were headaches, upper respiratory tract infections and nasopharyngitis, and the most common AEs deemed related to study drug by the principal investigator included headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. The safety profile of ESK-001 continues to be evaluated in our ongoing Phase 2 OLE and Phase 3 trials.

ESK-001 is an allosteric inhibitor of TYK2. TYK2 is an intracellular tyrosine kinase protein shown to play an essential role in mediating cytokine receptor signaling pathways in both innate and adaptive immunity. Cytokines are a group of proteins in the body that play an important role in boosting the immune system. Other TYK2 inhibitors, such as deucravacitinib (marketed as Sotyktu which is approved for the treatment of adults with PsO), have shown AEs such as hypersensitivity reactions, infections, tuberculosis, malignancy and rhabdomyolysis. The label for deucravacitinib includes a warning concerning the potential for JAK-related adverse events, such as cardiovascular and thrombotic events. Given our similar mechanism of action, we closely monitor and characterize these potential safety risks in our clinical studies. We have observed, and expect to continue to observe that additional AEs and SAEs, consistent with known side effects of TYK2 inhibition may emerge in our ongoing and future clinical trials of ESK-001, and we have also observed and expect to continue to observe trial participant withdrawals or discontinuations due to AEs. As of December 31, 2024, four SAEs (one serious infection, one arthritis and two malignancy cases) were reported in the STRIDE OLE trial and considered related to ESK-001 treatment by the principal investigator. We observed these cases of serious infection and malignancy were reported in participants with relevant comorbidities and/or (in one malignancy case) relevant family history.

A-005: Our CNS-Penetrant Allosteric TYK2 Inhibitor

The second clinical product candidate in our TYK2 franchise, A-005, is a highly differentiated, CNS-penetrant, allosteric TYK2 inhibitor that has potential applications in multiple sclerosis and other neurological diseases. A loss-of-function mutation in the TYK2 gene has been shown by our proprietary genetic data set as well as scientific literature, to reduce the risk of developing MS.

Role of TYK2 in Neuroinflammatory and Neurodegenerative Diseases

TYK2 pathways are active in CNS-resident immune cells and may play a localized role in the CNS contributing to the pathology of several CNS inflammatory disorders, including MS. Genome-wide association studies have shown the loss-of-function TYK2 genetic variant, P1104A, has a protective effect for the development of MS. An additional missense variant in TYK2, Rs35018800, has the largest effect on MS risk of any variant outside the MHC/HLA region discovered to date. In addition to its genetic association with MS, TYK2 is known to be expressed and functionally active in CNS-resident microglia. Microglia express IL-23 and interferon receptors and IL-23/IL-12 cytokines have been shown to localize to MS lesions. Activated microglia are associated with disease worsening in MS, and TYK2 inhibitors with adequate CNS exposure may provide an opportunity to target neuroinflammation and neurodegeneration. We believe TYK2 inhibition has the potential to treat the neuroinflammatory component of other neurodegenerative diseases where activated microglia and/or TYK2 proinflammatory cytokines including interferon are implicated such as Alzheimer’s disease, ALS, optic neuritis, neuromyelitis optica, and Parkinson’s disease.

Development

A-005 for the Treatment of Multiple Sclerosis

MS is a chronic immune-mediated disease of the central nervous system. This condition causes a wide range of physical and cognitive challenges for those afflicted, often resulting in neurological symptoms and disabilities. Despite available treatments to manage symptoms and slow disease progression, treatments are limited for progressive disease and a definitive cure remains elusive. Agents directly targeting the CNS pathology and CNS resident cells, including activated microglia, are of increasing interest as these are thought to impact progressive neurological impairment. The unmet need lies in finding safe and more effective targeted therapies that can halt or reverse the disease progression, alleviating the burden on patients and their families and improving their overall quality of life.

In December 2024, we announced positive data from a Phase 1 clinical trial evaluating the safety, tolerability and PK of single- and multiple-ascending doses of A-005 in healthy participants. In the clinical trial, A-005 was well tolerated with no SAEs reported.

Our Discovery Programs

We are building a pipeline of molecules with the potential to address a broad range of immune-mediated diseases. We pursue drug targets that have been previously validated by strong human genetic evidence or human clinical data. Our drug discovery efforts for our selected targets take advantage of structure-guided approaches built from public or proprietary crystallographic structures to enable use of advanced computational methods. These approaches enable optimization of traditional protein modulators, protein degraders, and targeted covalent inhibitors as appropriate. In addition, we have chosen targets that could be complementary for use in combination with our existing TYK2 franchise and to each other.

For example, interferon regulatory factor 5 (“IRF5”) is a transcription factor that mediates signaling of several cytokines including type I IFN, IL-6, IL-12, IL-23, and TNF. It is a genetically supported target across multiple immune indications with known functional roles in both innate and adaptive immunity. IRF5 has been implicated in macrophage polarization, cell growth regulation, and apoptosis. It acts on innate immune responses via recognition of upstream self-nucleic acid-containing immune complexes and pathogens by toll like receptors (“TLR”), specifically: TLR7, TLR8 and TLR9 in the endosome via MyD88. Translocation of IRF5 to the nucleus following phosphorylation by IKKβ is critical to the pathogenesis of many immune mediated diseases. Genome-wide association studies have identified several functional genetic variants in IRF5 that predispose patients to immune-mediated diseases including, but not limited to SLE, systemic sclerosis, and primary sclerosing cholangitis.

We are actively engaged in lead generation activities to identify small molecules that can precisely bind and block IRF5 function. These efforts are aided by our proprietary crystal structure of our compounds bound to IRF5, which enables computational approaches to optimize binders for either IRF5 inhibition or degradation. We have developed several proprietary assays including a biochemical dimerization assay that has been used in conjunction with high-throughput screening to identify leads. In addition, we have applied an orthogonal method to identify small-molecule binders that may target allosteric pockets providing inhibition directly or as a component in a proteolysis-targeting chimera. We will pursue multiple mechanisms of inhibition and use our extensive pharmacology expertise to guide the final selection of clinical candidates.

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) was an original stockholder in, and actively involved in our incubation. We and Foresite Labs have had an ongoing services agreement since our inception, with Foresite Labs originally providing incubation services, development assistance and oversight, and data analytics services; currently, Foresite Labs provides data analytics services related to our TYK2 franchise, our discovery programs and to our business development activities. The original Services Agreement between us and Foresite Labs was entered into in January 2021, was amended and restated in August 2021, was amended and restated for a second time in December 2023, and expires in December 2026, unless terminated earlier by the parties. Work under the Services Agreement is memorialized in a series of Statements of

Work and we pay Foresite Labs for the estimated costs of its services in advance on a quarterly basis, with a true-up to actuals at the end of each quarter.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including by seeking, maintaining, enforcing and defending patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology, assays and product candidates, and may in the future rely on in-licensing opportunities, to develop, strengthen and maintain our proprietary position in our field. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain any future licenses to use intellectual property owned by third parties; and to defend and enforce our proprietary rights, including our patent rights.

As of December 31, 2024, our solely owned patent portfolio included four issued U.S. patents, over five pending U.S. provisional patent applications, over five pending non-provisional U.S. patent applications, over five granted foreign patents, which includes a granted European patent validated in over 35 countries, over 80 pending foreign patent applications, and five pending Patent Cooperation Treaty (“PCT”) patent applications.

ESK-001 and A-005

In regard to ESK-001 and A-005, we own one patent family with claims directed to composition of matter and methods of use that includes four issued U.S. patents, one pending U.S. patent application, over five granted foreign patents in Europe (validated in over 35 countries), and certain other countries, and over 10 foreign patent applications pending in various jurisdictions, such as Europe, Canada, China, Australia, Japan and India. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2039.

We also own three patent families with claims directed to crystalline and salt forms of ESK-001, which includes two pending PCT applications, one pending U.S. application, and over 20 foreign patent applications pending in various jurisdictions such as Europe, Canada, China, Australia and Japan. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, the patent applications, if issued, and any patent applications claiming the benefit of these PCT applications, if issued, will be expected to expire in 2043.

We own one patent family with claims directed to methods of treating a TYK2-mediated disease using ESK-001, that includes a pending U.S. application and over 10 foreign applications pending in various jurisdictions such as Europe, Brazil, Canada, China, Australia and Japan. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, any patent applications, if issued, will be expected to expire in 2043.

We own two pending PCT applications and one pending U.S. provisional patent application that disclose and/or contain claims directed to methods of treating various diseases with ESK-001. Not accounting for any patent term adjustment or extension and assuming that all annuity and/or maintenance fees are paid timely, any patent applications claiming the benefit of the PCT applications, or patent applications claiming priority to the PCT applications or the provisional patent application, if issued, will be expected to expire between 2044 and 2045.

We own three pending U.S. provisional patent applications with claims directed to crystalline and salt forms of A-005, one pending U.S. provisional patent application with claims directed to processes for making ESK-001, and one pending U.S. provisional patent application with claims directed to formulations of ESK-001. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, any patent applications claiming priority to the provisional applications, if issued, will be expected to expire in 2045.

We continue to assess the extent to which we may seek additional patent protection for aspects of our product engine. The term of individual patents depends upon the date of filing of the patent application, date of patent issuance and the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional application to which priority is claimed. Outside of the United States, the duration of patents varies in accordance with applicable local law, but typically is also 20 years from the earliest non-provisional filing date. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Moreover, in context of approved products, there may be other additional exclusivity for the patents covering such approved product. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be restored and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

We intend to pursue, in the normal course of business and when possible, composition, method of use, process, dosing and formulation patent protection for the product candidates we develop and commercialize. We may also pursue patent protection with respect to manufacturing and immunotherapy development processes and technology. When available to expand market exclusivity, we intend to strategically obtain or license additional intellectual property related to current or contemplated product candidates.

In some instances, we submit patent applications directly to the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed within 12 months after the provisional application filing date. The corresponding non-provisional application may be entitled to the benefit of the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. This system allows us to obtain an earlier priority date, add material to the patent application(s) during the priority period, obtain a later start to the patent term and to delay prosecution costs.

The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national or regional applications prior to having to incur the filing fees and prosecution costs. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national/regional-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organisation. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing. We intend to file U.S. nonprovisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel, country-specific patent laws and our business model and needs are always considered. We may file patents containing claims for protection of all useful applications of our proprietary product candidates, as well as all new applications and/or uses we discover for existing product candidates, assuming these are strategically valuable. We continuously reassess the number and type of patent applications in our portfolio, as well as the pending and issued patent claims, to help ensure that maximum coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution, to the extent allowed, to meet our intellectual property and business needs.

There can be no assurance that we will be able to obtain, maintain, enforce and defend all patents and other intellectual property rights necessary to conduct our business. The patents that issue from our patent applications or any that we may in-license in the future, if any, may be challenged by third parties, may not effectively prevent third parties from commercializing competitive technologies or may not otherwise provide us with a competitive advantage.

We may also rely on trade secrets relating to our product candidates and technology, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, trade secrets are difficult to protect and may provide us with only limited protection. It is our policy and practice to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

For more information regarding the risks related to our intellectual property, see Item 1A. “Risk Factors — Risks Related to Intellectual Property.”

Sales and Marketing

Given our stage of development, we have not yet established a full commercial organization or distribution capabilities. We have stage-appropriate commercial capabilities and we intend to build a commercial infrastructure to support sales of any approved products. We also intend to continue evaluating opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of ESK-001 and A-005, if approved. In addition, we intend to commercialize our product candidates, if approved, in key markets in the United States, the European Union (“EU”) and APAC, either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. To date, we have obtained active pharmaceutical ingredients (“API”) for ESK-001 and A-005 for our preclinical and clinical testing from different third-party API manufacturers and bulk drug product from other third-party manufacturers. We obtain our preclinical and clinical supplies from these manufacturers on a purchase order basis and currently do not have long-term supply arrangements in place. Our principal suppliers of critical raw materials are located in India and in Taiwan. We are in the process of implementing a redundant supply chain for ESK-001 API, drug product and critical raw material. For all our product candidates, we intend to identify and qualify redundant manufacturers to provide the API and drug product and prior to submission of the NDA to the FDA and/or a marketing authorization application to the European Medicines Agency (“EMA”) and/or other health authorities. ESK-001 and A-005 are compounds of low molecular weight, generally called small molecules. ESK-001 can be manufactured in reliable and reproducible processes from readily available starting materials. A-005 has been produced in small quantities to support our preclinical studies and is currently being manufactured at larger quantities for clinical testing. The chemistries for ESK-001 and A-005 are amenable to scale-up and do not require unusual equipment in the manufacturing process. Additional contract manufacturers are used to package, label, and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have greater financial and technical human resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in achieving regulatory approvals and commercializing their drugs. We anticipate that we will face intense and increasing competition from existing, approved drugs, as well as new drugs entering the market and emerging technologies that become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of our product candidates, if approved, will be efficacy, safety, tolerability profile, convenience of dosing, price and coverage by governmental and third-party payors.

We are currently developing ESK-001 for the treatment of PsO and SLE, with multiple other potential indications to follow. Other emerging and established life sciences companies have been focused on similar therapeutics. If approved, ESK-001 would compete with several currently approved or late-stage oral clinical therapeutics in each such indication as well as other drugs used to treat such patients.

Our second TYK2 product candidate, A-005, is a highly differentiated CNS-penetrant allosteric TYK2 inhibitor that has a potential application in MS and other neuroinflammatory diseases. In MS, there are a large number of therapies available for the treatment of relapsing forms of MS, including interferon beta regulators, monoclonal antibodies, synthetic immunomodulatory drugs, and S1P receptor modulators.

Coverage and Reimbursement

Successful sales of approved drug products in the U.S. market will depend, in part, on the extent to which such drugs will be covered by third-party payors, such as government health programs or private health insurance (including managed care plans). Patients who are provided with prescriptions as part of their medical treatment generally rely on such third-party payors to reimburse all or part of the costs associated with their prescriptions and therefore adequate coverage and reimbursement from such third-party payors are critical to new and ongoing product acceptance. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly. Further, third-party payors are increasingly reducing reimbursements for medical drugs and services and implementing measures to control utilization of drugs (such as requiring prior authorization for coverage).

Additionally, the containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption or expansion of price controls and cost-containment measures could further limit manufacturers’ net revenue and results. Decreases in third-party reimbursement for a manufacturer’s drug products or a decision by a third-party payor to not cover its drug products could have a material adverse effect on the manufacturer’s sales, results of operations and financial condition.

General legislative cost control measures may also affect reimbursement for drug products. Manufacturers that obtain approval to market a drug candidate in the United States may be subject to spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs and/or any significant taxes or fees.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice regulations (“GLPs”) and other applicable regulations;
●	submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice regulations (“GCPs”) to evaluate the safety and efficacy of the drug for its intended use;
●	submission to the FDA of a New Drug Application (“NDA”);
●	a determination by the FDA within 60 days of its receipt of the NDA to file the submission for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLPs, where applicable. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls (“CMC”), and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, which are standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval before a clinical trial commences at the relevant institution. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions on the conduct of the study.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy subjects or patients, the drug is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure and, if possible, to gain early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population with the specified disease or conditions to evaluate the effectiveness of the drug for a particular indication, to determine optimal dose and regimen, and to identify common AEs and safety risks. If preliminary evidence of effectiveness and an acceptable safety profile is obtained in Phase 2 evaluations, Phase 3 trials are conducted. Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a novel drug product. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when the single trial is supported by confirmatory evidence.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the drug and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Process

After completion of the required clinical testing, the sponsor prepares and submits an NDA to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include, among other information, the results of all nonclinical, clinical, and other testing along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, and proposed labeling. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Under an approved NDA, the applicant is also subject to an annual program fee. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act, as amended (“PDUFA”), the FDA has agreed to certain performance goals in its review of NDAs. For new molecular entity (“NME”) NDAs that are granted Standard

Review, the FDA’s goal is to review and act on the NDA within ten months of the date the FDA files the application. For NME NDAs granted a Priority Review, the FDA’s goal is to review the NDA within six months of the date the FDA files the application. The FDA may extend its PDUFA goal date for reviewing both standard and priority-review NDAs for three additional months to allow the FDA to consider certain late-submitted information or information intended to clarify information already provided in the NDA submission.

The FDA may also refer applications for novel drugs, as well as drugs that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve a drug unless the facility at which the drug is manufactured has a satisfactory cGMP compliance status.

After the FDA evaluates the NDA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the NDA and may require substantial additional testing or information that must be provided in order for the FDA to reconsider the NDA for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such NDA resubmissions in two or six months from the date of receipt, depending on the type of information included.

As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy.

FDA Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational drug product. For example, the Fast Track designation program is intended to expedite or facilitate the process for developing and reviewing drug products that meet certain criteria. Specifically, investigational drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track drug candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. With regard to a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A drug intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. An investigational drug can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the drug, including involvement of senior managers.

Any drug product submitted to the FDA for approval, including a drug with a Fast Track designation or Breakthrough Therapy Designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as Priority Review. An NDA is eligible for Priority Review if the applicable drug is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an NDA for a drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review NDAs for NMEs with Priority Review designations within six months of the filing date as compared to ten months for Standard Review NDAs under its current PDUFA review goals.

Fast Track designation, Breakthrough Therapy designation, and Priority Review do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including investigational drugs, are required to register and disclose certain clinical trial information on ClinicalTrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric Information

Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is determined by the FDA to be safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a “written request” for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications or supplements to an approved application that propose a labeling change as a result of pediatric studies conducted pursuant to the BPCA are treated as priority applications or supplements, with all of the benefits that designation confers.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, many changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the FDA inspects manufacturing facilities to assess compliance with cGMP. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP.

The FDA may withdraw approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of requirements for post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	warning or untitled letters;
●	clinical holds on clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions, fines or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of drugs that are placed on the market. Advertising and promotion of drugs must be in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

Foreign Drug Development Processes

In addition to regulations in the United States, we are and will continue to be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, authorization, and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Many countries outside of the United States have a process similar to that in the United States that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials.

Although in countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country in all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, variation or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (the “CTR”), which entered into application on January 31, 2022, repealing and replacing the former Clinical Trials Directive 2001/20 (the “CTD”).

The CTR is intended to harmonize and streamline CTA, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the regulation, which is directly applicable in all EU member states, introduces a streamlined application procedure through a single-entry point, the “EU portal”; the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference member state selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU member states. This assessment is then submitted to the competent authorities of all concerned member states in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and ethics committees in each concerned EU member state, i.e., all EU member states in which a clinical trial is to be conducted. Individual EU member states retain the power to authorize the conduct of clinical trials on their territory.

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

Medicinal products used in clinical trials must be manufactured in accordance with the guidelines on GMP and in a GMP certified facility, which is subject to GMP inspections.

Review and Approval Process of Medicinal Products in the EU

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”) has been granted. To obtain an MA for a medicinal product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either in accordance with a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU member states (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

A successful application in accordance with the centralized procedure results in the grant of a single MA by the European Commission that is valid throughout the EU. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

In accordance with the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (the “CHMP”), conducts the initial assessment of an application for authorization of a medicinal product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of variations or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops during which additional information or written or oral explanations are provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product that targets an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU member state in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid MAA. The resulting assessment report is submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU member state cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralized Procedures — Human (“CMDh”) for review. The subsequent decision of the European Commission is binding on all EU member states.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU member states of the MA granted in relation to a medicinal product by the competent authorities of other EU member states. The holder of a national MA may submit an application to the competent authority of an EU member state requesting that this authority recognize the MA delivered by the competent authority of another EU member state.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU member state in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU member states may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU member state within three years after authorization ceases to be valid (the so-called sunset clause) unless, in justified circumstances, authorization is extended.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need; i.e., where there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage. The products must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a standard MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (“SPC”), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receipt of an MA, innovative medicinal products (i.e., reference products) are generally entitled to benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Manufacturing Regulation in the EU

In addition to an MA, various other requirements apply to the manufacture and placing on the EU market of medicinal products. The manufacture of medicinal products in the EU requires a manufacturing authorization. Moreover, import of medicinal products into the EU requires a manufacturing authorization allowing for import. The holder of a manufacturing authorization must comply with various requirements set out in the applicable EU laws, regulations and guidance, including GMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU member states. MA holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing of medicinal products.

Post-authorization Requirements in the EU

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacture, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU member states’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU member states and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

The aforementioned EU rules are generally applicable in the European Economic Area (which is comprised of the 27 EU member states plus Norway, Iceland and Liechtenstein).

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Pricing, Coverage and Reimbursement in the EU

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU member states may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (the “HTA Regulation”) was adopted. The Regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all ATMPs, it will then be expanded to orphan medical products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the European Union.

UK Regulation

HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all ATMPs, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the European Union.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation on March 21, 2023, confirming that it would bring forward changes to the legislation. The UK Government published its response to the consultation on March 21, 2023, confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU’s centralized procedure. To obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous two years or if there are such major objections identified or such approval hasn’t been granted within the previous two years within 110 days. Applicants can submit initial MAAs to the IRP, but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Japanese Regulation

Manufacturers and sellers of drugs, quasi-drugs, cosmetics, medical devices and regenerative medical products (“Designated Products”) in Japan are subject to the supervision of Japan’s Ministry of Health, Labour and Welfare (“MHLW”) primarily under the Act on Securing Quality, Efficacy and Safety of Pharmaceuticals, Medical Devices, Regenerative and Cellular Therapy Products, Gene Therapy Products, and Cosmetics of Japan (“PMDA” or “PMD Act”). Under the PMD Act, the relevant licenses must be obtained from the MHLW in order to conduct the business of manufacturing, marketing or selling Designated Products.

Applications for the approval of new products are made through the PMDA. The clinical trial data and other pertinent data must be attached to the application for approval. If the drugs, medical devices or regenerative medical products under application are of types designated by ministerial ordinance of the MHLW, the attached data mentioned above must be obtained in compliance with the standards established by the minister of the MHLW (“Minister”), such as the Good Laboratory Practice and the Good Clinical Practice. Once an application for approval is submitted, a review team is formed, which consists of specialized officials of the PMDA, including experts on chemistry/manufacturing, non-clinical, clinical, and biostatistics. Team evaluation results are passed to the PMDA’s external experts, who then report back to the PMDA. After a further team evaluation, a report is provided to the Minister; the Minister makes a final determination for approval and refers this to the Council on Drugs and Foods Sanitation, which then advises the MHLW on final approvability. Marketing and distribution approvals require a review to determine whether or not the product in the application is suitable as a drug to be manufactured and distributed with which a manufacturing and distribution business license for the type of drug concerned has been obtained, and to confirm that the product has been manufactured in a plant compliant with the GMP.

Once the MHLW has approved the application, the company can make the new drug available for physicians to prescribe. After that, the MHLW lists its National Health Insurance price within 60 days (or 90 days at the latest) from the approval, and physicians can obtain reimbursement. For some medications, the MHLW requires additional post marketing studies (Phase 4) to further evaluate safety and/or to gather information concerning the quality, efficacy, and safety of the product under specified conditions, in addition to post marketing surveillance including Early Post-marketing Phase Vigilance (“EPPV”) based on the RMP for all new medications. The MHLW also requires the drug’s sponsor to submit periodic safety update reports. Within three months from the specified re-examination period, which is designated at the time of the approval of the application for the new product, the company must submit a re-examination application to enable the drug’s quality, efficacy, and safety to be reassessed against approved labeling by the PMDA.

The PMD Act also provides for special regulations applicable to drugs, quasi-drugs, cosmetics and medical devices made of biological raw materials. These regulations impose various obligations on manufacturers and other persons in relation to manufacturing facilities, explanation to patients, labeling on products, record-keeping and reporting to the Minister.

Under the PMD Act, the Minister may take various measures to supervise manufacturing and marketing license holders of Designated Products. The Minister has the authority to order manufacturing and marketing license holders to temporarily suspend the marketing, leasing or providing of the Designated Products to prevent risks or increases in risks to the public health. Also, the Minister may revoke a license or approval granted to a manufacturing and marketing license holder or order a temporary business suspension under certain limited circumstances such as violation of laws relating to drugs.

The Hatch-Waxman Amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) once the ANDA has been received by the FDA for review (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. In some instances, an ANDA applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and FDA permits, the omission of such exclusivity-protected information from the ANDA prescribing information.

Hatch-Waxman Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. For example, upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of non-patent data exclusivity during which FDA cannot receive (1) any ANDA seeking approval of a generic version of that drug or (2) an NDA submitted under Section 505(b)(2) of the FDCA (505(b)(2) NDA) by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication. However, an ANDA or a 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder (i.e., a Paragraph IV certification).

The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active moiety for any other indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be reduced for any time FDA determines that the applicant did not pursue approval with due diligence.

The United States Patent and Trademark Office (“USPTO”) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The total patent term after the extension may not exceed 14 years, and only one patent can be extended. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

The failure to comply with regulatory requirements subjects manufacturers to possible legal or regulatory action.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, impose privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties, and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. In addition, certain state laws govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (“CCPA”) imposes certain data privacy obligations for covered companies and provides certain privacy rights to California residents. Other states have also enacted, proposed, or are considering proposing, data privacy laws. In addition, certain foreign laws govern the privacy and security of personal information, including health-related information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Other U.S. Healthcare Laws

Pharmaceutical manufacturers are subject to numerous federal and state laws and regulations including, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws, such as the following:

●	federal Anti-Kickback Statute, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal false claims laws, including the False Claim Act and the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	HIPAA, which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including private insurers, state transparency laws, and state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

U.S. Healthcare Reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was passed which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry.

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. CMS selected the Medicare Part D products in 2023, negotiations began in 2024 and the negotiated maximum fair price for each such product has been announced. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. Negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of December 31, 2024, we had 170 employees, consisting of clinical, scientific, development, regulatory, finance, legal and operational personnel, of which 168 were full-time employees. We also retain independent contractors to support certain organizational needs. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We recognize that our culture is central to the productivity, agility, scalability and competitiveness of our operation, and is essential to our success. We are clear and consistent in our company values and we communicate and support an employee value proposition. Our proposition is centered with unique and impactful professional development opportunities within an environment of inclusive representation and diverse thinking as a unifying force and business differentiator. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent development, compensation and retention: Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.
●	Health and safety: We support the health and safety of our employees by providing comprehensive insurance benefits, an employee assistance program, company-paid holidays, a personal time-off program and other additional benefits which are intended to assist employees to manage their well-being.
●	Inclusion and diversity workplace: We are committed to an inclusive and diverse workplace because we believe that fostering an inclusive work environment with a team of employees having wide-ranging backgrounds, experiences, perspectives and skillsets enhances our corporate culture and is key to our long-term success.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risk Factors Related to the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders will be subject to a number of material risks if the Merger is not completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the approval by the ACELYRIN stockholders of the proposal to adopt the Merger Agreement (the “ACELYRIN merger proposal”), (2) the approval by our stockholders of our share issuance proposal, (3) the effectiveness of the Registration Statement on Form S-4 to be filed by us with the SEC, and (4) other customary closing conditions.

If the Merger is not completed for any reason, the price of our common stock and/or the price of ACELYRIN common stock may decline to the extent that the market price thereof reflects or previously reflected positive market assumptions that the Merger would be completed, and the benefits of the Merger would be realized. In addition, we and ACELYRIN have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated. If the Merger is not consummated, we may be required under certain circumstances to pay ACELYRIN a termination fee of $10.0 million and ACELYRIN may be required under certain circumstances to pay us a termination fee of $10.0 million. There is no assurance that the Merger will be consummated. If the Merger is not timely completed, we and ACELYRIN may have to materially alter our respective business plans, including pausing and/or terminating our current and planned clinical trials and the development of our respective product candidates. For example, we will require substantial additional financing to achieve our goals and failure to obtain additional capital when needed, at all or on acceptable terms to us, could cause us to delay, limit, reduce, or terminate its product development or future commercialization efforts. Further Alumis may suffer negative reactions from our respective employees, partners and vendors in the event the Merger is not consummated. In addition, if the Merger is not completed, we could become subject to litigation related to any failure to complete the Merger or to perform their respective obligations under the Merger Agreement.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect the business, financial results and our stock prices.

Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs to us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against such claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us, ACELYRIN or our respective directors and officers could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin us and ACELYRIN from consummating the Merger. One of the conditions to the closing of the Merger (the “Closing”) is that no injunction by any governmental entity having jurisdiction over us, ACELYRIN or Merger Sub has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the Closing. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

There can be no assurance that any defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of us or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, restrict ACELYRIN’s and our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of our company. In addition, each party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals that may be made before the other party’s board of directors may withdraw or qualify its recommendation regarding the proposals described herein. In specified circumstances, we may be required to pay a termination fee to the other party due to the termination of the Merger Agreement.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee under the Merger Agreement or expenses that may become payable in certain circumstances.

If the Merger Agreement is terminated and we attempt to seek another business combination, there is no assurance that we will be able to negotiate a transaction with another party on terms comparable or better than the terms of the Merger.

The pendency of the Merger could adversely affect our business and operations of us and ACELYRIN.

In connection with the Merger, our existing or prospective partners may delay or defer decisions or reduce their level of business with either or both of the companies, any of which could negatively affect our business and financial results, regardless of whether the Merger is completed. ACELYRIN intends to delay the initiation of its previously announced Phase 3 LONGITUDE program for the evaluation of subcutaneous lonigutamab in thyroid eye disease, which may adversely impact the combined company’s ability to develop lonigutamab. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions without the consent of the other party or as otherwise discussed elsewhere in these risk factors, even if such actions would prove beneficial. Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect each company’s ability to retain and hire key managers and other employees. Moreover, the pursuit of the Merger and the preparation for the integration of the companies may place a significant burden on the management and personnel of both companies, and the attention of the combined company’s management may continue to be diverted to such matters even after consummation of the Merger. The diversion of management’s attention away from operating the companies in the ordinary course could adversely affect our financial results and the advancement of their respective product candidates. Any of these effects could adversely affect our business prior to the completion of the Merger.

The Merger may be completed even if one of the parties is subject to material and adverse impacts that are excluded from the definition of material adverse effect in the Merger Agreement.

In general, neither we nor ACELYRIN is obligated to complete the Merger if there is a material adverse effect affecting the other party between February 6, 2025, the date of the Merger Agreement, and the consummation of the Merger. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to:

●	changes or conditions generally affecting the industries in which we or ACELYRIN, as applicable, operate;
●	general economic or political conditions or securities, credit, financial or other capital markets conditions, in each case in the United States or any foreign jurisdiction;
●	any failure, in and of itself, by us or ACELYRIN, as applicable, to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;
●	the public announcement or pendency of the transactions contemplated hereby (including the impact on the relationships, contractual or otherwise, of such party or any of its subsidiaries with employees, labor unions, suppliers or partners);
●	any change, in and of itself, in the market price or trading volume of us or ACELYRIN’s, as applicable, securities or in its credit ratings;
●	any change in applicable law, regulation or with accounting principles generally accepted in the United States of America;
●	geopolitical conditions, the outbreak or escalation of hostilities, any acts of war, sabotage or terrorism, or any escalation;
●	any hurricane, tornado, flood, earthquake or other natural disaster;
●	any epidemic, pandemic or disease outbreak (including COVID-19) and any action by a governmental entity in response thereto;

●	any litigation arising from allegations of a breach of fiduciary duty or other violation of applicable law relating to the Merger Agreement or the transactions contemplated thereby;
●	any adverse effects, AEs or safety observations or reports of new side effects, AEs or safety observations with respect to our or ACELYRIN’s, as applicable, product candidates;
●	any regulatory, manufacturing or clinical effect or other action resulting from any non-clinical (including internal and external research and discovery) or clinical studies (including compassionate use studies) sponsored by us or ACELYRIN, as applicable, or any competitor of such party;
●	any results of meetings with the FDA or other governmental body (including any communications from any governmental body in connection with such meetings), or any increased incidence or severity of any previously identified side effects, adverse effects, AEs or safety observations or reports of
●	new side effects, AEs or safety observations with respect to our or ACELYRIN’s, as applicable, product candidates or any competitor’s product candidates; or
●	any taking of any action required pursuant to the Merger Agreement, or not required by the Merger Agreement but taken at the written request or with the prior written consent of the other party.

If any such adverse changes occur and we and ACELYRIN consummate the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of us, ACELYRIN or both.

Our current stockholders will have a reduced ownership interest and voting power in the combined company after the Merger.

Immediately following the Merger, our pre-Merger stockholders are expected to hold approximately 55% of the combined company’s common stock and the pre-Merger stockholders of ACELYRIN are expected to hold approximately 45% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025.

Alumis stockholders and ACELYRIN stockholders currently have the right to vote for their respective directors and on certain other matters affecting their respective companies. If and when the Merger occurs, each Alumis stockholder will remain a stockholder of Alumis with a percentage ownership of Alumis that will be smaller than the stockholder’s percentage of Alumis prior to the Merger (without considering such stockholder’s current ownership of ACELYRIN shares, if any). Correspondingly, each ACELYRIN stockholder who receives shares of Alumis common stock will become an Alumis stockholder with a percentage ownership of Alumis that will be smaller than the stockholder’s percentage ownership of ACELYRIN (without considering such stockholder’s current ownership of our common stock, if any). Our stockholders will have less voting power in Alumis than they currently have, and former ACELYRIN stockholders will have less voting power in us than they now have in ACELYRIN. Our pre-Merger stockholders will be able to exercise less influence over the management and policies of the combined company following the consummation of the Merger than they are able to exercise over Alumis or ACELYRIN, as applicable, immediately prior to the consummation of the Merger.

Directors and executive officers of us and ACELYRIN have interests in the Merger that may be different from, or in addition to, those of other our stockholders and ACELYRIN stockholders, which could have influenced their decisions to support or approve the Merger.

In considering whether to approve the proposals at our virtual special meeting and the ACELYRIN virtual special meeting, as applicable, our and ACELYRIN stockholders should recognize that directors and executive officers of us and ACELYRIN have interests in the Merger that may differ from, or that are in addition to, their interests as our stockholders and stockholders of ACELYRIN. Alan B. Colowick, M.D., M.P.H. and Patrick Machado are members of each company’s board of directors and will continue as directors of the combined company after the effective time of the Merger (the “Effective Time”), and, following the Closing, will be eligible to be compensated as non-employee directors of the combined company pursuant to our amended and restated non-employee director compensation policy that is expected to remain in place following the Effective Time. Certain of ACELYRIN’s directors have options, subject to vesting, to purchase shares of ACELYRIN common stock which, after the Effective Time, will be converted into and become options to purchase shares of the common stock of the combined company and all of ACELYRIN’S directors are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, the directors and executive officers of ACELYRIN have other interests, which include, among others, severance benefits, continued indemnification and the right to accelerated vesting. For example, ACELYRIN’s severance policy provides employees with cash severance payments, certain health insurance coverage and the acceleration of outstanding equity awards in the event of an involuntary termination in connection with a change of control of ACELYRIN.

Our board of directors, with Dr. Colowick and Mr. Machado recused and the ACELYRIN board of directors, with Dr. Colowick and Mr. Machado recused were aware of these interests at the time each approved the Merger Agreement. These interests may cause our and ACELYRIN’s directors and executive officers to view the Merger differently than you may view it as a stockholder.

Financial projections regarding us and ACELYRIN may not prove accurate.

In connection with the Merger, we and ACELYRIN prepared and considered internal financial forecasts for us and ACELYRIN. These financial projections are based on several assumptions, including regarding future operating cash flows, expenditures and income of us and ACELYRIN, including benefits to be realized from the Merger. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, within projected timeframes or at all. The failure of Alumis and ACELYRIN to achieve projected results could have a material adverse effect on the price of each company’s common stock prior to consummation the Merger and the combined company’s financial position after the consummation of the Merger.

The combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to combine our and ACELYRIN’s businesses in a manner that realizes anticipated synergies and meets or exceeds the forecasted cash balances and expense levels anticipated by each company. On a combined basis, the combined company expects to benefit from each of our and ACELYRIN’s product pipelines and the potential market opportunity for each company’s product candidates, if approved. If the combined company is not able to successfully achieve these objectives, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The failure to successfully integrate the businesses and operations of us and ACELYRIN in the expected time frame may adversely affect the combined company’s future results.

We and ACELYRIN have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of our key employees or key ACELYRIN employees, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Specifically, the following issues, among others, must be addressed in integrating the operations of us and ACELYRIN in order to realize the anticipated benefits of the Merger so the combined company performs as expected:

●	combining the companies’ operations and corporate functions;
●	reducing additional and unforeseen expenses such that integration costs more than anticipated;
●	avoiding delays in connection with the Merger or the integration process;

●	integrating personnel from the two companies and minimizing the loss of key employees;
●	identifying and eliminating redundant and underperforming functions and assets;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing agreements with distributors, providers and vendors and avoiding delays in entering into new agreements with distributors, providers and vendors;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies; and
●	consolidating the companies’ administrative and information technology infrastructure and financial systems.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise.

Competition for qualified personnel can be intense. Current and prospective employees of us and ACELYRIN may experience uncertainty about their future role with us, ACELYRIN or the combined company until strategies with regard to these employees are announced or executed, which may impair our and ACELYRIN’s ability to attract, retain and motivate key management, sales, marketing, technical and field personnel, prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger, as employees of our and ACELYRIN may experience uncertainty about their future roles with us. If we and ACELYRIN are unable to retain personnel, including our and ACELYRIN’s key management, who are critical to the successful integration and future operations of the companies, we and ACELYRIN could face disruptions in their operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

If key employees of us or ACELYRIN depart, the integration of the companies may be more difficult and Alumis’ business following the Merger may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of us and ACELYRIN, and the combined company’s ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into our business. No assurance can be given that, following completion of the Merger, Alumis will be able to attract or retain key employees of us and ACELYRIN to the same extent that those companies have been able to attract or retain their own employees in the past.

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

Our most advanced candidate is ESK-001, an oral, small molecule allosteric inhibitor of TYK2. We are currently conducting two parallel Phase 3 clinical trials of ESK-001 in PsO and a Phase 2b clinical trial of ESK-001 in SLE. In addition, we are advancing A-005, an investigational CNS penetrant allosteric inhibitor of TYK2 that has a potential application in MS and other neuroinflammatory and neurodegenerative diseases, currently in Phase 1 clinical development. Our ability to achieve profitability in the future is dependent upon obtaining regulatory approval for and successfully commercializing our most advanced candidate, ESK-001, either alone or with third parties. However, our operations may not be profitable even if ESK-001 is successfully developed, approved and thereafter commercialized.

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the years ended December 31, 2024 and 2023, our net losses were $294.2 million and $155.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $658.6 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. Likewise, we expect to incur substantial costs and expenses in connection with completing the Merger and integrating ACELYRIN’s business. While we expect that a certain level of transaction and integration costs and expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of its integration costs and expenses, including any ACELYRIN liabilities that arise, or become known, following the Closing. Many of the costs and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration costs and expenses could be greater or could be incurred over a longer period of time than we currently expect.

We anticipate that our expenses will increase substantially if, and as, we:

●	conduct preclinical studies and clinical trials for ESK-001, A-005, and other programs;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or other acquisitions, and conduct development activities, including preclinical studies and clinical trials;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current and future product candidates;
●	seek regulatory approvals for our current or any future product candidates;
●	commercialize our current or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	add and maintain operational, financial and information management systems;
●	protect, maintain, enforce and defend our rights in our intellectual property portfolio;
●	defend against third-party interference, infringement and other intellectual property claims, if any;

●	address any competing therapies and market developments;
●	experience any delays in our preclinical studies or clinical trials and seeking regulatory approval for our product candidates due to public health concerns, macroeconomic conditions or geopolitical conflicts; and
●	incur costs associated with operating as a public company.

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, the IRBs or ethics committees of the institutions in which such trials are being conducted, the FDA, or other comparable foreign regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension, clinical hold or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our contract research organizations (“CROs”) or clinical trial sites to perform in accordance with GCPs, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, we discontinued our proof-of-concept Phase 2a clinical trial of ESK-001 in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with ESK-001’s safety profile in psoriasis patients. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products, and significant competition for recruiting participants in clinical trials.

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

We have in the past experienced and expect to continue to experience participant withdrawals or discontinuations from our trials. For example, as long-term treatment with ESK-001 continues to be evaluated in our STRIDE OLE, ONWARD3 LTE study and LUMUS Part B OLE, we expect to see discontinuation rates rise over time. Withdrawal of participants from our clinical trials may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates.

We will require substantial additional financing to achieve our goals and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce, or terminate our product development or future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. We could also be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

As a result of our recurring losses from operations and recurring negative cash flows from operations, our management concluded that there is a substantial doubt about our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. See the risk factor below titled, “As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.” Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Any additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Our product candidates are either in clinical or preclinical development, and their risk of failure is high. It is impossible to predict when or if our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans for their intended uses. Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before allowing us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs.

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

We expect to continue to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or any future collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive regulatory approval or commercialize our current and any future product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	regulators, such as the FDA or comparable foreign regulatory authorities, may disagree with the design or implementation of our clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, IRBs, or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not allow us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols, or regulators may require that we modify or amend our clinical trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;
●	we may be unable to identify, recruit, or train suitable clinical investigators;
●	clinical trial sites may deviate from trial protocol or drop out of a trial;
●	we may be unable to complete our clinical trials due to trial participant withdrawals and discontinuations due to AEs;
●	the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds to initiate or complete a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a New Drug Application or comparable marketing authorization application in another jurisdiction;
●	the quality or quantity of data relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;
●	reports from clinical testing of other therapies may raise safety, tolerability or efficacy concerns about our product candidates;
●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results, or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs;
●	our CROs or clinical trial sites may fail to perform in accordance with GCP requirements or other applicable regulations, rules or guidelines;
●	we may be unable to manufacture our product candidates from our contract manufacturing organizations (“CMOs”) in accordance with current Good Manufacturing Practice (“cGMP”) regulations or other applicable requirements in sufficient quantities for use in our clinical trials;
●	SAEs may occur in our clinical trials or in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
●	we may select clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
●	we may be required to transfer our manufacturing processes to larger-scale facilities operated by a different CMO, or may experience delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

●	third parties may be unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, we have historically leveraged our extensive analyses of immune-relevant genome-wide association study results from both the public domain and the UK Biobank biomedical resource to identify the right therapeutic target on which to focus our preclinical and clinical development efforts. If our access to GWAS results from the public domain or the UK Biobank biomedical resource were to be restricted, including as a result of any potential future legislative policies or regulations that may seek to restrict the sharing of genetic data, our ability to efficiently identify additional therapeutic targets may be limited.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. In the EU, the EU Clinical Trials Regulation (“CTR”) became applicable on January 31, 2022, repealing and replacing the Clinical Trials Directive (“CTD”). The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU member state, leading to a single decision for each EU member state. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU member states in which the trial is to be conducted, and a separate assessment by each EU member state with respect to specific requirements related to its own territory, including ethics rules. Each EU member state’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

It is currently unclear to what extent the UK, will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK government published its response to the consultation outcome on March 21, 2023, confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.

Our clinical trials may reveal SAEs and AEs and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of ESK-001, A-005 or any future product candidates.

Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive labeling or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities.

We have observed SAEs and AEs in our trials of ESK-001, and as more patients become exposed to ESK-001 over longer periods of time, we expect to see additional SAEs and AEs emerge. Further, long term treatment with ESK-001 continues to be evaluated in an OLE trial, and additional AEs and SAEs will continue to accumulate. Certain conditions occur more frequently in patients with psoriasis compared to the general population. Examples include obesity, cardiovascular disease, psoriatic arthritis, and depression. Immune modulating treatments including ESK-001 may result in increasing susceptibility to various infections, including serious or life-threatening infections, and there is a theoretical risk with immune-modulating agents that dampening immune responses could increase the risk of malignancies.

Other TYK2 inhibitors, such as deucravacitinib (marketed as Sotyktu), which is approved for the treatment of adults with PsO, have shown AEs such as hypersensitivity reactions, infections, tuberculosis, malignancy and rhabdomyolysis. The label for deucravacitinib includes a warning concerning the potential for JAK-related AEs, such as cardiovascular and thrombotic events. We have observed, and expect that additional AEs and SAEs consistent with known side effects of TYK2 inhibition may emerge, in our ongoing and future clinical trials of ESK-001.

The most common AEs observed in our Phase 2 STRIDE and OLE PsO trials that were considered related to ESK-001 treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. As of December 31, 2024, there were four SAEs from the STRIDE OLE trial that were considered related to

ESK-001 treatment by the investigator: one serious infection case (peritonsillar abscess), two malignancy cases (non-small cell lung cancer, renal cell carcinoma), and one arthritis case. We continue to evaluate the safety profile of ESK-001 in our ongoing Phase 2 OLE and Phase 3 trials.

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

If ESK-001 fails to demonstrate an acceptable benefit/risk profile, versus current approved therapies or others in clinical development, then our opportunity to disrupt the current standard of care may be limited. AEs and SAEs that emerge during clinical investigation of or treatment with ESK-001, A-005, or any future product candidates have in the past been and may in the future be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain ESK-001, A-005 or any future product candidates and could result in warnings and precautions in our product labeling or a restrictive REMS or comparable foreign strategies. This may also result in an inability to obtain approval of ESK-001, A-005 or any future product candidates. We, the FDA or other comparable foreign regulatory authorities, or an IRB or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects, like those mentioned above, may limit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

We have conducted, are currently conducting, and may in the future conduct, clinical trials outside the United States, including (without limitation) in the EU, the UK, Japan, Latin America and APAC countries. We expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

Even if we receive regulatory approval for our current or future product candidates in the United States, we may never receive regulatory approval to market outside of the United States.

We plan to seek regulatory approval for our current and future product candidates outside of the United States and are currently conducting certain clinical trials internationally, including in the EU and Japan. In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other applicable countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ substantially from that required to obtain FDA approval. The regulatory approval processes in other countries generally implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others and would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could adversely affect our business, financial condition, results of operations and prospects.

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

Outside the United States, biopharmaceutical products and services are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries allow companies to establish their own prices for medical products but monitor and control company profits or control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU member states may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states.

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. In December 2021, the HTA Regulation was adopted. The HTA Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into application on January 12, 2025 and has a phased implementation. Individual EU member states continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Our current product candidates initially under development for treatment of patients with immune-mediated diseases, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success. For example, we are currently developing ESK-001 for the treatment of PsO and SLE. Other emerging and established life sciences companies have been focused on similar therapeutics and indications. If approved, ESK-001 would compete with several currently approved or late-stage oral clinical therapeutics in each such indication as well as other drugs used to treat such patients.

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

Risks Related to Our Business and Operations

Our business is highly dependent on the success of our most advanced product candidate, ESK-001, and we cannot guarantee that ESK-001 will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, ESK-001, which is still in clinical development, and expect that we will continue to invest heavily in ESK-001, as well as our second product candidate, A-005, and any future product candidates we may develop. Additionally, in connection with the anticipated consummation of the Merger, we will be evaluating the development program for lonigutamab, ACELYRIN’s lead product candidate, and its potential differentiation in a capital efficient manner. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue, and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability, public health crises, labor shortages, inflation or other macroeconomic factors impacting our third-party CROs, CMOs, clinical trial sites, investigators or us. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected AEs or failure to achieve primary endpoints in clinical trials. For example, we discontinued our proof-of-concept Phase 2a clinical trial of ESK-001 in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with ESK-001’s safety profile in psoriasis patients. Additionally, we may in the future advance ESK-001, A-005 or future product candidates into clinical trials and terminate such trials prior to their completion.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenue from our product candidates will depend on our ability to:

●	price our products competitively such that third-party and government reimbursement permits broad product adoption;

●	demonstrate the superiority of our products compared to the standard of care, as well as to other therapies in development;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient populations and claims that are necessary or desirable for successful marketing;
●	effectively commercialize any of our products that receive regulatory approval;
●	manufacture product candidates through CMOs in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	obtain, maintain, protect and enforce patent and other intellectual property protection and regulatory exclusivity for our products;
●	achieve market acceptance of our products by patients, the medical community, and third-party payors;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites; and
●	assure that our product will be used as directed and that additional unexpected safety risks will not arise.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval of an NDA from the FDA. Similar approvals are required in order to market product candidates in foreign countries. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate based on adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that our product candidates will receive regulatory approval. Our Phase 3 pivotal trials of ESK-001 in PsO, even if successfully completed, may not be sufficient for approval of ESK-001 in that disease. Although we have discussed and intend to further discuss our Phase 3 clinical trial design and overall development plan with the FDA to align on its sufficiency to support an NDA submission, the feedback is typically non-binding and dependent on the strength of the ultimate clinical data and the FDA’s perspective on the benefit-risk profile of the treatment in the intended population. For example, the Committee for Medicinal Products for Human Use in the EU provided comments on the length of our two pivotal 24-week Phase 3 trials, and we plan to address their feedback with our comparator trials. These modifications could delay our development timelines for EU regulatory approval and require substantially more resources. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In addition to our Phase 3 program in PsO, which we announced in July 2024 had commenced patient dosing, we have initiated the first of potentially two pivotal Phase 2 trials of ESK-001 in SLE. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our development timelines or permit competitors to obtain approvals that may alter our strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful.

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

In addition, FDA and foreign regulatory authorities may change their policies and new regulations may be enacted. For instance, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

There is substantial uncertainty regarding the new administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

FDA-regulated industries, such as ours, face substantial uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization, efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new administration has proposed action to freeze or reduce the budget of the National Institute of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new administration, there could be a material adverse effect on us and our business.

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

As of December 31, 2024, we had 168 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources, including in connection with the Merger. See “—Risks Related to the Merger—Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.” In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we expect to continue to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with future collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, CROs, CMOs and other parties. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA or other regulations, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, respect our confidentiality and intellectual property rights, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval for our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Similar requirements apply in foreign countries. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or comparable foreign regulatory authorities, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid or comparable foreign programs, integrity oversight and reporting obligations, or reputational harm.

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

We have engaged in and may in the future engage in strategic transactions in the future, which could impact our liquidity, increase our expenses and present significant distractions to our management.

We have in the past and may continue to enter into strategic transactions, including acquisitions of companies, asset purchases and in-licensing of intellectual property with the potential to acquire and advance new assets or product candidates where we believe we are well qualified to optimize the development of promising therapies. For example, we were founded in January 2021, and subsequently acquired ESK-001 via a stock purchase of FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC (the “FronThera Acquisition”). Additionally, we have entered into a Merger Agreement in connection with our planned merger with ACELYRIN. Additional potential transactions that we may consider in the future include a variety of business arrangements, including strategic partnerships, in-licensing or out-licensing of product candidates, strategic collaborations, joint ventures, restructurings, divestitures, business combinations and investments. Any such transactions, including the proposed Merger with ACELYRIN, could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. For more information regarding the risks related to the Merger, see Item 1A. “—Risks Related to the Merger.”

Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire, including the ACELYRIN business, may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could adversely affect our business, financial condition, results of operations and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $101.2 million and U.S. states net operating loss carryforwards of $4.7 million. Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our U.S. federal net operating losses arising in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to no more than 80% of current year taxable income.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As of December 31, 2024, we completed a Section 382 analysis which did not result in any expiration of U.S. federal net operating losses and credits before utilization. However, there may be ownership changes in the future, some of which may be outside of our control. If we undergo an ownership change, and our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes (if any) is limited, such limitation could harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation, possibly with retroactive effect. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

If our information technology systems, or those used by our CROs, CMOs, clinical sites or other third parties with whom we work, or our data are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, regulatory investigations or actions, litigation, fines, penalties and liability, and other adverse consequences to our business, results of operations, and financial condition.

In the ordinary course of our business, we, and the third parties with whom we work, process personal information and other sensitive data, including intellectual property, trade secrets, proprietary or confidential business information, preclinical and clinical trial data, personal information related to relevant stakeholders, third-party data, and other sensitive data (collectively, sensitive information) and as a result, we and the third parties with whom we work face a variety of evolving threats which could cause security incidents affecting or interruptions to our information technology systems and sensitive information.

Our information technology systems and those of our CROs, CMOs, clinical sites and other third parties with whom we work are vulnerable to attack, damage and interruption from a variety of evolving threats, including but not limited to computer viruses, misconfigurations, software bugs, worms, or other vulnerabilities and malicious codes, malware (including ransomware and as a result of advanced persistent threat intrusions), application security attacks, social engineering (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), supply chain attacks and vulnerabilities through our third-party service providers, denial or degradation-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, fraud, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, adware, telecommunications and electrical failures, terrorism, war, earthquakes, fires, floods, and other similar threats. Such threats are prevalent, are occurring more often, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive information), loss of income, significant extra expenses to restore data or systems, reputational loss, the diversion of funds and other consequences. To alleviate the negative impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

Some actors also now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems, operations and supply chain. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Furthermore, future or past business transactions (such as the proposed Merger or other acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate acquired entities into our information technology environment and security program.

We have in the past and may in the future expend significant resources and modify our business activities to try to protect against security incidents. While we take steps designed to anticipate, detect and remediate threats and vulnerabilities, because the threats and techniques used to exploit such vulnerabilities and gain unauthorized access to, to sabotage or otherwise compromise systems change frequently, are often sophisticated in nature, and are often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement and maintain adequate preventative measures. Therefore, such vulnerabilities have and could be exploited but may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities and we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our information security policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and sensitive information.

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

We and certain of our service providers have been and are from time to time subject to cyberattacks and security incidents. Any of the previously identified or similar threats have or could cause a security incident or other interruption that resulted or results in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, or other processing of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to conduct clinical trials. Additionally, sensitive information of the company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Security incidents have and could result in a disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required in the future. To the extent that any disruption or security incident were to result in the loss of or damage to our data or applications, or inappropriate disclosure of sensitive information, we could incur liability and the further development of any product candidates could be delayed.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators, and investors, of security incidents, or take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

Security incidents (or perceived security incidents), may result in material adverse consequences such as legal claims or proceedings, liability including litigation exposure, penalties and fines under relevant legal obligations, enforcement actions and investigations by regulatory authorities, additional reporting requirements or oversight, restrictions on processing sensitive information (including personal information), indemnification obligations, monetary fund diversions, diversion of management attention, other financial loss, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates, and of which may adversely affect our business, results of operations or financial condition.

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

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO, or our issued patents may be subject to post-grant review (“PGR”) proceedings, oppositions, derivations, reexaminations, interferences, inter partes review (“IPR”) proceedings or other similar proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one or more of our owned pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or any future licensors may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our or any future licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or any future licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or any future licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or any future licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or any future licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or any future licensors’ patents could limit our ability to assert our or any future licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Any future collaborations that we enter into may not be successful and we may not enter into such collaborations at all. The success of our collaboration arrangements will depend heavily on the efforts and activities of any future collaborators. Collaborations are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
●	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our future product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
●	collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of patent applications filed after March 2013 and the enforcement or defense of our future issued patents or claiming priority to patent applications filed after March 2023. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings.

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

Depending upon the timing, duration and specifics of any FDA regulatory approval of our product candidates, one or more of our issued United States patents or issued United States patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under SPC. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

In addition, any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. For example, the FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding use of their products. Although clinicians may prescribe products for off-label uses, as the FDA and comparable foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, the FDA and such comparable foreign regulatory authorities do restrict promotional communications from companies or their sales force with respect to off-label uses of products. Specifically, any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA, and our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. Similar restrictions apply in other countries. In the EU, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) which may require approval by the competent national authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. If we are found to have promoted such off-label uses, we may become subject to significant liability. In addition, if we do not conduct head-to-head comparative clinical trials for our product candidates, we will be unable to make comparative claims regarding any other products in the promotional materials for our product candidates. If we promote our products, if approved, in a manner inconsistent with FDA-approved labeling, or the labeling approved by another comparable foreign regulatory authority, or otherwise not in compliance with FDA regulations or comparable foreign rules, we may be subject to enforcement action. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure by us, our contract manufacturers or service providers, or collaborators to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
●	operating restrictions;
●	holds on clinical trials;
●	warning or untitled letters;
●	refusal by the FDA or comparable foreign regulatory authorities to approve, or delays in the approval of, pending applications or supplements to approved applications;
●	suspension, variation or revocation of product approvals;
●	product seizure or detention or refusal to permit the import or export of products; and
●	injunctions, fines or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. As a result of the U.S. Supreme Court’s decision, the FDA and other agencies may be less inclined to engage in formal regulation and may rely to a greater degree on informal guidance, which may not always be susceptible to immediate challenge. We cannot predict the likelihood, nature or extent of government regulation or guidance that may arise from future court decisions, legislation, or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years for single-source drugs (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. CMS selected the Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. Negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028.

A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs. In some states, laws have been enacted to encourage importation of lower cost drugs from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit proposals for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024, which has been extended until July 6, 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing.

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Our operations and relationships with healthcare providers, healthcare organizations and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our future arrangements with healthcare providers, healthcare organizations and third-party payors will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates, if approved. Restrictions under applicable federal, state and foreign anti-bribery and healthcare laws and regulations, include the following:

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
●	HIPAA, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to clinicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by the clinicians described above and their immediate family members;
●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
●	certain state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

In the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national transparency and reporting rules may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules; contractual obligations; policies; and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences for our business, results of operations and financial condition.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process or processing) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, employee data, intellectual property, data we collect about trial participants in connection with clinical trials, and other sensitive third-party data (collectively, sensitive information). Our data processing activities presently and may in the future subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Additionally, the California Consumer Privacy Act (“CCPA”) applies to personal information of California consumers, business representatives, and employees, and among other things requires regulated businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, although the CCPA includes limited exceptions, including for certain information collected as part of clinical trials, the CCPA may impact our processing of personal data and our compliance costs depending on how it is interpreted. Similar laws are being considered or have been enacted in several other states, as well as at the federal and local levels. While U.S. state privacy laws, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.

There are also various laws, regulations and industry standards in other jurisdictions outside the United States relating to data privacy and security, with which we presently or in the future may need to comply. For example, the EU’s General Data Protection Regulation (“EU GDPR”) and the UK’s equivalent (“UK GDPR”), collectively, GDPR, impose strict requirements for processing personal information (referred to as “personal data” under the GDPR). Notably, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR / £17.5 million under the UK GDPR, or, in each case, 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. The GDPR also provides for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to process such special categories of personal data, and could cause our compliance costs to increase, ultimately adversely affecting our business, financial condition, results of operations and prospects.

Certain of our employees, other personnel and/or vendors may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our, or our vendors’, use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we, or our vendors, are unable to use generative AI, it could make our business less efficient in some cases, and result in increased costs or competitive disadvantages.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (the “EEA”) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, the EU-US Data Privacy Framework, and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.

Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the

GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal information transfers and have enacted certain restrictions on cross-border personal information transfers.

In addition to data privacy and security laws, we are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Each of these laws, rules, regulations and contractual obligations relating to data privacy and security, and any other such changes or new laws, rules, regulations or contractual obligations could impose significant limitations, require changes to our business, or restrict our collection, use, storage or processing of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain products in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, financial condition, results of operations and prospects. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy or security laws, whether by us, one of our CROs, CMOs or another third party with whom we work, could adversely affect our business, financial condition, results of operations and prospects, including but not limited to: regulatory investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation (including class claims); consent orders regarding our data privacy and security practices; requirements that we provide notices, bans on processing personal information (including clinical trial data), orders to destroy or not use personal information, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals in the event of an information security incident impacting personal information; adverse actions against our licenses to do business; reputational damage; and injunctive relief. The implementation of the GDPR has increased our responsibility and liability in relation to sensitive information that we process, including in clinical trials, that is subject to the GDPR, and we may be required to put in place additional mechanisms to comply with the GDPR and other applicable laws and regulations, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. For instance, in Europe, the second Network and Information Security Directive (“NIS2”) aims to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2, as applicable to us, may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide turnover of the preceding financial year. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection and security in the United States, the EEA, the UK and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. Any actual or perceived failure by us or third parties with whom we work to comply with any federal, state or foreign laws, rules, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we (or third parties with whom we work) may be subject or other legal obligations relating to privacy, data protection, data security or consumer protection could adversely affect our reputation, brand and business. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, rules and regulations or other legal obligations relating to privacy or any inadvertent or unauthorized use or disclosure, or other compromise of data that we store or handle as part of operating our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials and the development of product candidates); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

We cannot assure you that our CROs, CMOs or other third-party service providers with access to our or our suppliers’, manufacturers’, trial participants’, employees’ and others’ sensitive information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security incidents, which could have a corresponding effect on our business, including putting us in breach of our obligations including under privacy laws and regulations and/or which could in turn adversely affect our business, financial condition, results of operations and prospects. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing of such information. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

We also publicly post privacy policies, marketing materials, whitepapers, and other statements concerning data privacy, security, and our collection, use, disclosure and other processing of the personal information provided to us or that we collect. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be perceived to have failed to do so. Regulators in the United States and elsewhere are increasingly scrutinizing these statements, and our publication of our privacy policies and other statements we publish that provide promises and assurances about data privacy and security can subject us to potential claims if they are found to be deceptive, unfair, misleading, or misrepresentative of our actual practices. Any actual or perceived failure by us to comply with federal, state or foreign laws, rules or regulations, industry standards, contractual or other legal obligations, or any actual, perceived or suspected cybersecurity incident, whether or not resulting in unauthorized access to, or acquisition, release, transfer or other compromise of personal information or other sensitive information, may result in enforcement actions and prosecutions, private litigation (including class action claims), significant fines, penalties (including bans on processing personal information or orders to destroy or not use personal information) and censure, claims for damages by affected individuals, regulatory inquiries and investigations or adverse publicity and could cause reputational harm, any of which could adversely affect our business, financial condition, results of operations and prospects. The successful assertion of one or more large data privacy or security claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third parties for the manufacture of active pharmaceutical ingredients (“API”), bulk drug substances, raw materials, samples, components and other materials for our product candidates for clinical testing, as well as for the manufacture of any products candidates that we commercialize, if approved. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or will be of satisfactory quality or be available at acceptable prices. In addition, if any biotechnology companies or CMOs become subject to trade restrictions, sanctions, or other regulatory requirements by the U.S. government, such actions could restrict or even prohibit our ability to work with such entities. Such disruption could have adverse effects on the development of our product candidates and our business operations. Also, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

Risks Related to Ownership of Our Common Stock

As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern as our existing cash, cash equivalents and marketable securities of $288.3 million as of December 31, 2024 will not be sufficient to meet operating and capital requirements for at least 12 months from the date of issuance of our audited consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into licensing and collaboration arrangements or other contractual relationships with third parties and otherwise execute our development strategy.

An active and liquid trading market for our common stock may not develop, and you may not be able to resell your shares of common stock at or above the price you paid for them.

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

Our quarterly and annual operating results, and the combined company’s results, if the proposed Merger is consummated, may fluctuate significantly or may fall below the expectations of investors or securities analysts or any guidance we may publicly provide, each of which may cause our stock price to fluctuate or decline.

We expect our operating results, and the combined company’s results, if the proposed Merger is consummated, to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our most advanced product candidate ESK-001, A-005 and other development programs;
●	results and timing of preclinical studies and ongoing and future clinical trials, or the addition or termination of any such clinical trials;
●	the timing of payments we may make or receive under future license and future collaboration arrangements or the termination or modification thereof;
●	our execution of any strategic transactions, including the proposed Merger and any future acquisitions, collaborations, licenses or similar arrangements, and the timing and amount of payments we may make or receive in connection with such transactions;
●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
●	recruitment and departures of key personnel;
●	if our product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such products;
●	regulatory developments affecting our product candidates or those of our competitors;
●	fluctuations in stock-based compensation expense;
●	the impacts of inflation, rising interest rates and tariffs and escalating trade tensions on our business and operations; and
●	changes in general market and economic conditions.

If our quarterly or annual operating results (or the combined company’s results, if the proposed Merger is consummated) fall below the expectations of investors or securities analysts or any forecasts or guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide. We believe that quarterly or annual comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our stock price is likely to continue to be volatile, which could result in substantial losses for our investors.

The market price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the financial and capital markets;
●	announcements relating to our product candidates, including the results of clinical trials by us or any future collaborators;

●	announcements by competitors that impact our competitive outlook;
●	negative developments with respect to our product candidates, or similar products or product candidates with which we compete;
●	developments with respect to patents or intellectual property rights;
●	announcements of technological innovations, new product candidates, new products or new contracts by us or our competitors;
●	announcements relating to the proposed Merger and any future strategic transactions, including acquisitions, collaborations, licenses or similar arrangements;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings (or losses) meet or exceed such estimates;
●	announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;
●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions such as the proposed Merger;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;
●	litigation or arbitration;
●	COVID-19 or other pandemics, natural disasters, or major catastrophic events;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this section titled “Risk Factors.”

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Immediately following the Merger, our pre-Merger equityholders are expected to hold approximately 55% of the combined company’s common stock and the pre-Merger equityholders of ACELYRIN are expected to hold approximately 45% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025. Upon consummation of the Merger, shares of our common stock issued in the Merger, will be freely tradeable in the public market.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options and any potential sales of shares of our common stock following consummation of the proposed Merger, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our capital stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to the other public companies that are not “emerging growth companies,” including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting obligations in this report. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. These provisions allow an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of such extended transition period. We cannot predict whether investors will find our common stock less attractive as a result of its reliance on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile than the current trading market and price of our common stock.

Further, there is no guarantee that the exemptions available under the JOBS Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact our financial condition.

We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we have a total annual gross revenue of $1.235 billion; (ii) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering (“IPO”); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the end of the fiscal year in which the market value of common stock held by non-affiliates exceeds $700 million as of the prior June 30. Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the Federal Forum Provision), including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and Israel and the surrounding areas). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Act, the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection

Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an emerging growth company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Failure to establish and maintain effective internal control over financial reporting could adversely affect our business and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected.

We are not currently required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act which requires including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting until our second annual report on Form 10-K. Furthermore, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm would need to issue a report that is adverse in the event that there are material weaknesses in our internal control over financial reporting.

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

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We manage cybersecurity risks utilizing a risk-based approach that incorporates various information security processes designed to identify, assess and manage risks from cybersecurity threats, including potential unauthorized access to our critical information technology systems and data. Depending on the environment, we maintain certain controls, systems, and other processes designed to identify, assess and manage our cybersecurity threats and risks, such as: maintaining network security controls, maintaining email security tools, utilizing certain third-party managed security services, such as managed detection and response, monitoring threat intelligence bulletins, conducting penetration tests and vulnerability scans, maintaining cybersecurity insurance, and conducting periodic employee cybersecurity training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall enterprise risk management processes. For example, we evaluate and manage material risks arising from cybersecurity threats, along with other significant risks we face, against our overall business objectives and within our overall enterprise risk management practices. The audit committee of our board of directors (the “Audit Committee”) evaluates our overall enterprise risks.

We use service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, outside security consultants and vendors, third party penetration testing providers, and forensic providers.

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, data hosting companies, and contract research organizations. We maintain a vendor risk management process designed to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Company systems and data at issue, and the identity of the provider, our vendor risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, security questionnaires and the imposition of contractual obligations related to cybersecurity on the provider.

For a description about risks from cybersecurity threats that may materially affect the Company and how they may do so, see our Risk Factors under Part I, Item 1A., under the heading “If our information technology systems, or those used by our CROs, CMOs, clinical sites or other third parties with whom we work, or our data are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, regulatory investigations or actions, litigation, fines, penalties and liability, and other adverse consequences to our business, results of operations, and financial condition.”

Governance

The board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee has been designated by our board of directors to oversee the Company’s cybersecurity risk management process, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by a dedicated information technology team, led by our Executive Director of Information Technology who has over twenty years of experience managing information technology systems and cybersecurity risks and who reports directly to our Chief Financial Officer. Our Executive Director of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Executive Director of Information Technology, together with certain other senior management personnel, is responsible for approving functional cybersecurity budgets, implementing approved, phase-appropriate cybersecurity policies, plans and/or guidelines, reviewing security assessments and other security-related reports and overseeing cybersecurity processes.

Our incident response processes are designed to escalate certain incidents to members of management (including the Chief Financial Officer) depending on the circumstances. Our Executive Director of Information Technology works with the Company’s cybersecurity incident responders to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The Company’s incident response processes also include reporting to the Disclosure Committee and the Audit Committee for certain cybersecurity incidents. In addition, the Audit Committee receives periodic updates on cybersecurity risks and information technology matters, including related risk exposures and the processes the Company has implemented to address them, from management.

Item 2. Properties

Our principal executive office is located in South San Francisco, California. We entered into the lease for our principal executive office in August 2022, for approximately 55,000 square feet of combined office and laboratory space in South San Franscisco, which will expire in August 2033. In December 2024, we entered into a lease for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease began in January 2025, and the lease term will end in December 2026. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our voting common stock has been listed on The Nasdaq Global Select Market under the symbol “ALMS” since June 28, 2024. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 12, 2025, there were 67 stockholders of record of our voting common stock and 2 stockholders of our non-voting common stock. Because many of our voting common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

Unregistered Sales of Equity Securities

Equity Plan-Related Issuances

From January 1, 2024 through June 30, 2024, we granted certain directors, officers, employees, consultants and other service providers options to purchase an aggregate of (i) 1,796,797 shares of our common stock under our 2021 Stock Plan (the 2021 Plan”) at exercise prices ranging from $8.84 to $13.32 per share, (ii) 1,880,680 shares of our common stock under our 2024 Performance Option Plan (the “2024 POP”) at an exercise price of $10.19 per share and (iii) 163,131 shares of our common stock under our 2024 Equity Incentive Plan (the “2024 EIP”) at an exercise price of $16.00 per share.

Redeemable Convertible Preferred Stock Issuances

In May 2024, we sold an aggregate of 41,264,892 shares of our Series C redeemable convertible preferred stock at a purchase price of $3.13826 per share. The aggregate purchase price for the Series C redeemable convertible preferred shares was $129,499,960.

Concurrent Private Placement

In connection with our IPO, we completed a concurrent private placement that closed on July 17, 2024, in which we issued and sold 2,500,000 shares of common stock at $16.00 per share, the IPO price, to AyurMaya Capital Management Fund, LP, an existing investor (the “Concurrent Private Placement”). This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from our Initial Public Offering of Common Stock and Concurrent Private Placement

On June 27, 2024, our Registration Statement on Form S-1, as amended (File No. 333-280068) (the “Registration Statement”), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 13,125,000 shares of our common stock at a price to the public of $16.00 per share. Morgan Stanley & Co. LLC, Leerink Partners LLC, Cantor Fitzgerald & Co. and Guggenheim Securities, LLC acted as joint book-running managers. The IPO closed on July 1, 2024. The aggregate net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs of $16.7 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

In connection with the IPO, we completed the Concurrent Private Placement that closed on July 17, 2024, in which we issued and sold 2,500,000 shares of common stock at $16.00 per share, the IPO price, to AyurMaya Capital Management Fund, LP, an existing investor.

The net proceeds from our IPO and Concurrent Private Placement have been invested according to our approved investment policy in a mix of money market funds and high-quality, available-for-sale marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described or implied by these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. See also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two TYK2 inhibitors: ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a CNS penetrant molecule. ESK-001 has demonstrated significant therapeutic effect in our Phase 2 program in patients with PsO, and is currently being evaluated in an additional Phase 2 clinical trial in patients with SLE, for which we expect to report results in 2026. With the favorable results in our Phase 2 clinical trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel Phase 3 clinical trials of ESK-001 in this indication and for which we expect to report topline results in the first quarter of 2026. These parallel Phase 3 clinical trials also include one LTE study, ONWARD3. In addition, the OLE of our Phase 2 clinical trial in PsO remains ongoing. TYK2 genetic mutations are associated with a strong protective effect in MS, motivating us to develop our second product candidate, A-005, as a CNS-penetrant, allosteric TYK2 inhibitor for neuroinflammatory and neurodegenerative diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024.

Alumis was incubated by Foresite Labs and incorporated on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. in March 2021, and to Alumis Inc. in January 2022.

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

To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock and the issuance of convertible promissory notes in private placements. In July 2024, we closed our IPO and the Concurrent Private Placement and received $233.3 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2024, we had $288.3 million in cash, cash equivalents and marketable securities.

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the years ended December 31, 2024 and 2023 was $294.2 million and $155.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $658.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	continue committing substantial capital resources to the contemplated Merger, and if the Merger closes, the anticipated integration and development activities related to the acquired ACELYRIN business;
●	explore additional indications for our existing product candidates;
●	hire additional clinical, scientific and operational personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone, or other payments under the FronThera Acquisition agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our transition to a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

We do not currently own or operate any manufacturing facility. We rely on CMOs to produce our product candidates in accordance with the FDA current cGMP regulations for use in our clinical studies. We have entered into development and manufacturing agreements with various CMOs relating to process development, manufacturing of drug substance and drug product, and quality testing of our product candidates. We expect to rely on our CMOs in the future for the manufacturing of our product candidates in order to expedite readiness for future clinical trials. Most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.

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

IPO and Concurrent Private Placement

On June 27, 2024, our Registration Statement on Form S-1 for our IPO was declared effective, and, on July 1, 2024, we completed our IPO, pursuant to which we issued and sold 13,125,000 shares of our common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million.

In connection with the IPO, an existing investor and a holder of more than 5% of our capital stock, purchased an additional 2,500,000 shares of our common stock at the IPO price per share for total gross and net proceeds of $40.0 million in the Concurrent Private Placement. The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act, and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights and were subject to a 180-day lock-up agreement with the underwriters in the IPO. The Concurrent Private Placement closed on July 17, 2024.

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

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and Israel and the surrounding areas). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. For example, the current Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business, including imposing tariffs on certain foreign products, most recently from China, that have and may result in retaliatory tariffs on U.S. goods and services. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Recent Development

On February 6, 2025, we entered into the Merger Agreement, with ACELYRIN and Merger Sub. Under the terms of the Merger Agreement, Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of ours. The Merger Agreement was approved by the disinterested directors on our board and the board of directors of ACELYRIN and is subject to stockholder approval by the stockholders of each company and the satisfaction or waiver of other closing conditions.

In connection with the Merger, all of the issued and outstanding shares of common stock of ACELYRIN will be cancelled and converted into the right to receive 0.4274 shares of our common stock, without interest and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding. ACELYRIN’s outstanding and unexercised stock options with exercise prices of $18.00 or less, outstanding and unvested RSUs and performance RSUs will be converted into options to purchase shares of our common stock and restricted stock awards based on the Exchange Ratio. Stock options’ exercise price will be adjusted based on the Exchange Ratio as well. ACELYRIN’s outstanding and unexercised stock options with exercise prices more than $18.00 will be cancelled. The Merger Agreement contains certain termination rights for both ACELYRIN and us, including the right of either party to terminate the Merger Agreement if the transactions have not been consummated prior to July 7, 2025. ACELYRIN or we will pay a termination fee of $10.0 million or $10.0 million, respectively, under certain circumstances, including termination to accept and enter into a definitive agreement with respect to a superior proposal.

Immediately following the Merger, our pre-Merger equityholders are expected to collectively own approximately 55% of the shares of the combined company and the pre-Merger equityholders of ACELYRIN as of immediately prior to the Merger are expected to collectively own approximately 45% of the combined company, in each case, calculated on a fully diluted basis as of January 31, 2025.

For additional information on the Merger and Merger Agreement, see Note 15 to our consolidated financial statements, in Part II, Item 8. of this Annual Report on Form 10-K.

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

External costs include:

●	costs associated with acquiring technology and intellectual property licenses that have no alternative future uses and costs incurred under in-license or assignment agreements, including milestone payments;
●	expenses incurred in connection with the discovery and preclinical development of our pipeline programs;
●	costs incurred in connection with the clinical development of our product candidates, including under agreements with CROs, CMOs and other third parties that conduct clinical trials and manufacture clinical supplies, product candidates and components on our behalf; and
●	costs for third-party professional research and development consulting services.

Internal costs include:

●	research and development personnel-related costs, including salaries, annual bonuses, benefits, travel and meals expenses and stock-based compensation expense; and
●	allocated facilities and other overhead costs, including software licenses, computer supplies and accessories and other miscellaneous expenses.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through December 31, 2024, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, ESK-001 and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

Our future research and development costs may vary significantly based on factors such as:

●	the timing and progress of our preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;
●	the costs and timing of manufacturing of our product candidates
●	the amount and timing of any milestone payment due under our existing asset acquisition agreement and any future license or collaboration agreements;
●	the number of patients that participate in our clinical trials, and per participant clinical trial costs;
●	the number and duration of clinical trials required for approval of our product candidates;
●	the number of sites included in our clinical trials, and the locations of those sites;
●	delays or difficulties in adding trial sites and enrolling participants;
●	patient drop-out or discontinuation rates;
●	additional safety monitoring if requested by regulatory authorities;
●	the phase of development of our product candidates;
●	the timing, receipt and terms of any approvals from applicable regulatory authorities including the FDA and comparable foreign regulatory authorities;
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
●	changes in the competitive outlook;
●	the extent to which we establish additional strategic collaborations or other arrangements; and
●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We anticipate that our total research and development expenses in 2025 will increase compared to 2024 due primarily to higher costs for the development of our product candidates and ACELYRIN research and development activities, if the Merger closes.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates and facility occupancy costs, and support of general operations and ACELYRIN general and administrative activities, if the Merger closes. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income, including amortization of premiums and accretion of discounts on marketable securities and change in fair value of derivative liability.

In May 2023 and in March 2024, in connection with our redeemable convertible preferred stock financings, we issued options to purchase additional shares of redeemable convertible preferred stock at a specified price, which were accounted for as derivative liabilities. Changes in fair value of these derivative liabilities were included in the other income (loss) in the consolidated statement of operations and comprehensive loss for each reporting period until the derivatives were exercised or expired.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development expenses	$265,554	$137,676	$127,878	93%
General and administrative expenses	35,200	20,498	14,702	72%
Total operating expenses	300,754	158,174	142,580	90%
Loss from operations	(300,754)	(158,174)	(142,580)	90%
Other income (expense):
Interest income	12,020	3,368	8,652	257%
Change in fair value of derivative liability	(5,406)	(119)	(5,287)	*
Other income (expense), net	(93)	(68)	(25)	37%
Total other income (expense), net	6,521	3,181	3,340	105%
Net loss	$(294,233)	$(154,993)	$(139,240)	90%
*	not meaningful

Research and Development Expenses

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$23,000	$—	$23,000	*
CRO, CMO and clinical trials	151,422	68,967	82,455	120%
Professional consulting services	19,154	13,155	5,999	46%
Other research and development costs	10,258	11,463	(1,205)	(11)%
Internal costs:
Personnel-related costs	46,774	32,068	14,706	46%
Facilities and overhead costs	14,946	12,023	2,923	24%
Total research and development expense	$265,554	$137,676	$127,878	93%

*       not meaningful

Research and development expenses increased by $127.9 million, to $265.6 million for the year ended December 31, 2024, from $137.7 million for year ended December 31, 2023.

Milestones related to previously acquired IPR&D assets for the year ended December 31, 2024, included a $23.0 million clinical milestone payment made in connection with the FronThera Acquisition. No clinical milestones were achieved or probable during the year ended December 31, 2023.

CRO, CMO and clinical trials expenses increased by $82.5 million, to $151.4 million for the year ended December 31, 2024, from $69.0 million for the year ended December 31, 2023, primarily due to an increase in clinical trial and CRO expenses due to increased activities related to our clinical trials for ESK-001 and A-005 and an increase in CMO expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services expenses increased by $6.0 million, to $19.2 million for the year ended December 31, 2024, from $13.2 million for the year ended December 31, 2023, primarily due to increased support for our clinical trials for ESK-001, A-005 and other research programs.

Other research and development costs decreased by $1.2 million, to $10.3 million for the year ended December 31, 2024, from $11.5 million for the year ended December 31, 2023, primarily due to timing of preclinical studies to support our clinical trials for ESK-001 and A-005.

Personnel-related costs increased by $14.7 million, to $46.8 million for the year ended December 31, 2024, from $32.1 million for the year ended December 31, 2023, primarily due to increased research and development headcount and included an increase in stock-based compensation expense of $5.4 million as a result of additional stock options granted, which included awards granted under the 2024 POP.

Facilities and overhead costs increased by $2.9 million, to $14.9 million for the year ended December 31, 2024, from $12.0 million for the year ended December 31, 2023, primarily due to an increase in software license costs and depreciation expenses allocated to research and development activities.

External Costs by Program

During the years ended December 31, 2024 and 2023, our external research and development expenses were primarily related to the clinical development of our ESK-001 program and, to a lesser extent, advancing our A-005 product candidate and research pipeline. The following table summarizes our external costs by program for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
ESK-001	$149,941	$70,414
A-005	19,035	7,161
Other programs and research and development activities	34,858	16,010
Total external research and development expense	$203,834	$93,585

General and Administrative Expenses

General and administrative expenses increased by $14.7 million, to $35.2 million for the year ended December 31, 2024, from $20.5 million for the year ended December 31, 2023.

Personnel-related expenses increased by $9.0 million, to $20.0 million for the year ended December 31, 2024, from $11.0 million for the year ended December 31, 2023, primarily due to increased general and administrative headcount and included an increase in stock-based compensation expense of $5.5 million as a result of additional stock options granted, which included awards granted under the 2024 POP.

Professional consulting services expenses increased by $5.4 million, to $13.3 million for the year ended December 31, 2024, from $7.9 million for the year ended December 31, 2023, primarily due to an increase in consulting services to support our growth, public company requirements, business development and market analysis, and an increase in recruiting costs.

Other Income (Expense), Net

Other income (expense), net increased by $3.3 million, to $6.5 million for the year ended December 31, 2024, from $3.2 million for the year ended December 31, 2023.

Interest income increased by $8.7 million, to $12.0 million for the year ended December 31, 2024, from $3.4 million for the year ended December 31, 2023, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of $5.4 million for the year ended December 31, 2024, related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing.

We recognized a change in fair value of a derivative liability loss of $0.1 million for the year ended December 31, 2023, related to the derivative liability recognized in connection with our Series B-2 redeemable convertible preferred stock financing entered into in May 2023. The derivative liability was re-measured at fair value and settled in October 2023, when we closed the second tranche of the Series B-2 financing. See Note 3 to our consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock and the issuance of convertible promissory notes in private placements and, more recently, from our IPO and Concurrent Private Placement. In July 2024, we closed our IPO and the Concurrent Private Placement and received net proceeds of $193.3 million and $40.0 million, respectively. See “—Recent Development” above for a discussion of the proposed Merger.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $288.3 million as of December 31, 2024, will not be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of our consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K and there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We plan to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, and incur costs associated with potential commercialization. In addition, we anticipate committing substantial capital resources to the transactions contemplated by the Merger Agreement and, assuming the consummation of those transactions, the anticipated integration and development activities related to the acquired ACELYRIN business. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;

●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(255,078)	$(129,975)
Net cash (used in) provided by investing activities	(113,790)	60,472
Net cash provided by financing activities	492,367	89,682
Net increase in cash, cash equivalents and restricted cash	$123,499	$20,179

Operating Activities

Net cash used in operating activities was $255.1 million and $130.0 million for the years ended December 31, 2024 and 2023, respectively.

Net cash used in operating activities for the year ended December 31, 2024, was due to our net loss for the period of $294.2 million, partially offset by changes in non-cash items totaling $24.4 million and changes in operating assets and liabilities of $14.8 million. Non-cash items included $19.5 million related to stock-based compensation expense, $5.4 million related to the change in fair value of the derivative liability and $3.2 million related to depreciation and amortization, partially offset by net accretion of discounts on marketable securities of $3.7 million. The changes in operating assets and liabilities primarily included an increase of $18.2 million in research and development accrued expenses, an increase of $8.5 million in accounts payable and a $3.5 million increase in other accrued expenses and current liabilities, partially offset by an increase of $10.8 million in research and development prepaid expenses, an increase of $2.9 million in other prepaid expenses and other assets and a decrease of $1.9 million in operating lease liabilities.

Net cash used in operating activities for the year ended December 31, 2023, was due to our net loss for the period of $155.0 million, partially offset by changes in non-cash items of $13.0 million and changes in operating assets and liabilities of

$12.0 million. Non-cash items primarily included $8.6 million of stock-based compensation expense, $2.0 million of non-cash lease expense and $1.3 million of depreciation and amortization. The changes in operating assets and liabilities primarily included a decrease of $5.5 million in research and development prepaid expenses, an increase of $5.2 million in research and development accrued expenses and an increase of $2.5 million in other accrued expenses and current liabilities.

Investing Activities

Net cash used in investing activities of $113.8 million for the year ended December 31, 2024, was related to purchases of marketable securities of $240.1 million and purchases of property and equipment of $1.7 million, partially offset by proceeds from maturities of marketable securities of $128.0 million.

Net cash provided by investing activities of $60.5 million for the year ended December 31, 2023, was related to proceeds from maturities of marketable securities of $76.3 million, partially offset by purchases of marketable securities of $11.3 million and purchases of property and equipment of $4.5 million.

Financing Activities

Net cash provided by financing activities of $492.4 million for the year ended December 31, 2024, included net proceeds of $258.5 million from the issuance of our Series C redeemable convertible preferred stock and related derivative liability, net of offering costs, $193.3 million net proceeds from our IPO, net of underwriter discounts and commissions and other offering costs, gross and net proceeds of $40.0 million from a private placement transaction and proceeds of $0.6 million from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities of $89.7 million for the year ended December 31, 2023, was primarily related to net proceeds from the issuance of our Series B-2 and Series B-2A redeemable convertible preferred stock financing.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. These agreements provide for termination at the request of either party generally with less than one-year notice and are therefore cancellable contracts. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as of December 31, 2024.

On March 5, 2021, we entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. The transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. In July 2024, we met a milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of December 31, 2024.

We have operating lease arrangements for office and laboratory space in South San Francisco, California. As of December 31, 2024, we had total undiscounted lease payment obligations under non-cancelable leases of $5.0 million payable in the 12 months following December 31, 2024 and $43.4 million payable thereafter.

In December 2024, we entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. Total undiscounted lease payments over the lease term beginning in January 2025 will be approximately $1.9 million.

See Note 7 to our consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including but not limited to those related to research and development expenses and accruals, stock-based compensation expense, the fair value of our common stock and the fair value of our derivative liability prior to our IPO. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses and Accruals

Research and development costs are expensed as incurred. As part of the process of preparing our financial statements, we are required to estimate our research and development accrued expenses, including those related to clinical trials and manufacturing clinical and preclinical materials. This process involves reviewing open contracts and purchase orders and communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. Our service providers invoice us in arrears, as well as on a pre-determined schedule or when contractual milestones are met. We make estimates of our research and development accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated research and development accrued expenses include fees paid to:

●	vendors in connection with preclinical and clinical development activities;
●	CROs in connection with clinical trials; and
●	CMOs in connection with the process development and scale-up activities and the production of preclinical and clinical trial materials.

Costs for clinical trials and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as participant enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of research and development accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of research and development accrued expenses. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation Expense

We grant stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of our common stock. Compensation expense for stock options with service-based vesting conditions is measured at the fair value of the award on the grant date and is recognized over the requisite service period, which is generally the vesting period, using the straight-line method. We estimate the fair value of each stock option with service-based vesting on the date of grant using the Black-Scholes option pricing model. This model requires the use of subjective assumptions to determine the fair value of each stock-based award, including:

●	Fair value of common stock. See the subsection titled “—Determination of Fair Value of Common Stock” below.
●	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
●	Expected volatility. As the Company did not have sufficient trading history of its common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable industry peers were chosen based on their size, stage of their life cycle or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
●	Expected dividend yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The Company has also granted stock options with graded vesting based on market, service and performance conditions. At the grant date, the fair value of these stock options was estimated using a Monte Carlo simulation model, which uses a distribution of potential outcomes over the vesting period. The assumptions utilized in the calculation included the Company’s expected common stock price, expected volatility, risk-free rate and expected term. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, which is the longer of the explicit service period of the service condition and the derived service period of the market condition, as determined for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

We recorded stock-based compensation expense of $19.5 million and $8.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was unrecognized stock-based compensation expense of $54.4 million related to unvested stock options, which we expect to recognize over a remaining weighted-average period of 2.5 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock- based compensations expense recognized in future periods will likely increase.

See Note 10 to our consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information about the assumptions we used to determine the estimated fair value of our stock options granted in the periods presented.

Determination of Fair Value of Common Stock

Prior to our IPO, the fair value of our common stock underlying our share-based awards was determined by our board of directors with assistance from management and external valuation experts. The approach in estimating the fair value of our common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”).

In addition to considering the results of independent third-party valuations, we considered various objective and subjective factors to determine the fair value of common stock as of each grant date, including:

●	the prices at which we sold shares of our preferred stock and the superior rights, preferences and privileges of our preferred stock relative to those of our common stock at the time of each grant;
●	the progress of our research and development programs, including the status of preclinical studies and clinical trials for our product candidates;
●	our stage of development and our business strategy, and material risks related to our business;
●	external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
●	the competitive landscape for our product candidates;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our common stock and our preferred stock;
●	the likelihood of achieving a liquidity event, such as an IPO or a sale of our company, given prevailing market conditions; and
●	the economy in general.

Prior to May 2023, we utilized an Option Pricing Method (“OPM”) based analysis, primarily the OPM backsolve methodology, to determine the estimated fair value of our common stock. Within the OPM framework, we determined the backsolve method was the most appropriate method for determining the fair value of our common stock. The backsolve method is used for inferring the total equity value implied by a recent financing transaction, or by an estimated equity value of our pipeline product candidates, involves the construction of an allocation model that takes into account our capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables (expected time to liquidity, volatility and risk-free rate). The total equity value is then iterated in the model until the model output value for the equity class sold in a recent financing round equals the price paid in that round. The OPM is generally utilized when specific future liquidity events are difficult to forecast (i.e., the enterprise has many choices and options available), and the enterprise’s value depends on how well it follows an uncharted path through the various possible opportunities and challenges. The resulting equity value was then assigned to each class of equity securities using the OPM, which treats ordinary shares and preferred shares as call options on the equity value, with exercise prices based on the liquidation preference of our preferred stock. The shares of common stock are modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our preferred stock is liquidated. After the equity value was determined and allocated to the various classes of equity securities, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of the common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

For valuations performed in or after May 2023, and before June 27, 2024, we utilized a hybrid method that combined the Probability-Weighted Expected Return Method (“PWERM”), an accepted valuation method described in the Practice Aid, and the OPM. We determined this was the most appropriate method for determining the fair value of our common stock based on our stage of development and other relevant factors. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, considering the rights and preferences of each class of shares, discounted for a lack of marketability. Under the hybrid method, an OPM was utilized to determine the fair value of our common stock in certain of the PWERM scenarios (capturing situations where our development path and future liquidity events were difficult to forecast), potential exit events were explicitly modeled in the other PWERM scenarios. A discount for lack of marketability was applied to the value derived under each scenario to account for a lack of access to an active public market to estimate our common stock fair value. We also considered the amount of time between the independent third-party valuation dates and the grant dates and performed an interpolation of the fair value between the two valuation dates to estimate common stock fair value at each grant date. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Once a public trading market for our common stock was established in connection with our IPO, it was no longer necessary for our board of directors to estimate the fair value of our common stock in connection with accounting for granted stock options and other such awards we may grant, as the fair value of our common stock was based on the IPO price per share and thereafter on our publicly traded common stock price, as listed on the Nasdaq Global Select Market under the ticker “ALMS.”

Derivative Liability

We determined that the obligation to issue additional shares of redeemable convertible preferred stock upon the occurrence of certain events, including our board of directors’ consent, represented a freestanding financial instrument. The instrument was classified as a liability in the consolidated balance sheets prior to the IPO and was subject to re-measurement at each balance sheet date and at the settlement date. Any change in fair value was recognized in the statements of operations and comprehensive loss.

We utilized the Black-Scholes option pricing model, which incorporates assumptions and estimates, to value the derivative liability. On a quarterly basis, we assessed these assumptions and estimates as additional information impacting the assumptions was obtained. Significant estimates and assumptions impacting fair value included the estimated time and probability of closing of the second tranche financing, preferred stock fair value and estimated stock volatility.

We determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration our most recent sales of our preferred stock as well as additional factors that we deemed relevant. We were a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we determined expected stock volatility based on the historical volatility of the prices of shares of common stock of publicly traded peer companies. We estimated the risk-free interest rate by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the outstanding tranche liability. We assumed a 0% dividend considering that our board of directors had no history of declaring dividends and did not intend to declare any.

In May 2023, we estimated the fair value of the derivative liability of $2.1 million at the issuance date. We recognized changes in fair value of $0.1 million as other expense in the consolidated statement of operations and comprehensive loss in the year ended December 31, 2023. The derivative liability was settled in October 2023, when investors purchased shares of Series B-2 and Series B-2A redeemable convertible preferred stock in a second tranche closing.

In connection with the Series C redeemable convertible preferred stock financings in March 2024 and May 2024, we issued to investors two freestanding financial instruments and estimated their fair value of $8.9 million at the issuance date. The derivative liability was re-measured at fair value of $14.3 million and was settled in May 2024, when we closed the second tranche of the Series C financing. The change in fair value of derivative liability was recognized in other income (expense), net in the consolidated statement of operations and comprehensive loss in the year ended December 31, 2024.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

JOBS Act Transition Period and Smaller Reporting Company Status

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

Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual gross revenues of at least $1.235 billion or (C) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock and non- voting common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks related to changes in interest rates of our cash equivalents and marketable securities. However, due to the nature of these cash equivalents and marketable securities, we do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States, and our expenses are generally denominated in U.S. dollars. However, we do utilize certain CRO and CMO vendors outside of the United States for our clinical trials and product development and manufacturing. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations, or financial condition, or on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

ALUMIS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alumis Inc.

Opinion on the Financial Statements

We have audited the accompanying 2024 financial statements of Alumis Inc. and the 2023 consolidated financial statements of Alumis Inc. and its subsidiaries (collectively referred to as the “Company”), which comprise the balance sheets as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred negative operating cash flows and significant losses from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 19, 2025

We have served as the Company’s auditor since 2022.

ALUMIS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$169,526	$45,996
Restricted cash	—	113
Marketable securities	118,737	2,956
Research and development prepaid expenses	13,424	2,661
Other prepaid expenses and current assets	4,501	1,631
Total current assets	306,188	53,357
Restricted cash, non-current	1,106	1,024
Property and equipment, net	20,968	22,441
Operating lease right-of-use assets, net	12,723	12,783
Other long-term assets	7	7
Total assets	$340,992	$89,612
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,624	$1,118
Research and development accrued expenses	29,149	10,946
Other accrued expenses and current liabilities	10,580	7,087
Operating lease liabilities, current	1,557	1,720
Total current liabilities	50,910	20,871
Operating lease liabilities, non-current	29,165	30,860
Share repurchase liability	813	1,771
Total liabilities	80,888	53,502
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 89,016,578 shares authorized as of December 31, 2024 and 2023, respectively; zero and 85,960,088 shares issued and outstanding as of December 31, 2024 and 2023, respectively; aggregate liquidation preference of zero and $370,540 as of December 31, 2024 and 2023, respectively	—	375,370
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024; zero shares authorized, issued and outstanding as of December 31, 2023	—	—
Common stock, voting, $0.0001 par value; 492,815,092 and 125,000,000 voting shares authorized as of December 31, 2024 and 2023, respectively; 47,222,419 and 2,675,979 voting shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	1
Common stock, non-voting, $0.0001 par value; 7,184,908 and 85,960,088 non-voting shares authorized as of December 31, 2024 and 2023, respectively; 7,184,908 and zero non-voting shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	—
Additional paid-in capital	918,610	25,055
Accumulated other comprehensive income (loss)	40	2
Accumulated deficit	(658,551)	(364,318)
Total stockholders’ equity (deficit)	260,104	(339,260)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$340,992	$89,612

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development expenses, including related party expenses of $912 and $1,519 for the years ended December 31, 2024 and 2023, respectively	$265,554	$137,676
General and administrative expenses	35,200	20,498
Total operating expenses	300,754	158,174
Loss from operations	(300,754)	(158,174)
Other income (expense):
Interest income	12,020	3,368
Change in fair value of derivative liability	(5,406)	(119)
Other income (expenses), net	(93)	(68)
Total other income (expense), net	6,521	3,181
Net loss	$(294,233)	$(154,993)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	38	129
Net loss and other comprehensive loss	$(294,195)	$(154,864)
Net loss per share attributable to common stockholders, basic and diluted	$(10.38)	$(72.08)
Weighted-average shares of common stock outstanding, basic and diluted	28,341,866	2,150,186

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2022	67,960,088	$285,473	2,642,334	$1	$14,209	$(127)	$(209,325)	$(195,242)
Issuance of Series B-2 and B-2A redeemable convertible preferred stock in May 2023 for cash, net of derivative liability of $2,112 and offering costs of $208	12,000,000	57,679	—	—	—	—	—	—
Issuance of Series B-2 and B-2A redeemable convertible preferred stock in October 2023 for cash, net of offering costs of $13, and settlement of derivative liability of $2,231	6,000,000	32,218	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	48,442	—	277	—	—	277
Vesting of early exercised stock options	—	—	—	—	1,921	—	—	1,921
Vesting of restricted shares of common stock	—	—	—	—	23	—	—	23
Repurchase of unvested early exercised stock options	—	—	(14,797)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,625	—	—	8,625
Other comprehensive loss, net	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(154,993)	(154,993)
Balance as of December 31, 2023	85,960,088	375,370	2,675,979	1	25,055	2	(364,318)	(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and offering costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock in May 2024 for cash and settlement of the derivative liability of $14,319, net of offering costs of $157	41,264,892	143,662	—	—	—	—	—	—
Issuance of voting common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $16,684	—	—	13,125,000	1	193,315	—	—	193,316
Issuance of voting common stock in private placement transaction	—	—	2,500,000	—	40,000	—	—	40,000
Conversion and redesignation of redeemable convertible preferred stock into 28,855,656 shares of voting common stock and 7,184,908 shares of non-voting common stock in connection with initial public offering	(168,489,871)	(639,237)	36,040,564	3	639,234	—	—	639,237
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	72,201	—	375	—	—	375
Vesting of early exercised stock options	—	—	—	—	1,154	—	—	1,154
Vesting of restricted shares of common stock	—	—	—	—	20	—	—	20
Repurchase of unvested early exercised restricted common stock	—	—	(6,417)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,457	—	—	19,457
Other comprehensive income, net	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(294,233)	(294,233)
Balance as of December 31, 2024	—	$—	54,407,327	$5	$918,610	$40	$(658,551)	$260,104

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands, except share amounts)	2024	2023
Cash flows from operating activities
Net loss	$(294,233)	$(154,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,457	8,625
Change in fair value of derivative liability	5,406	119
Net accretion of discounts on marketable securities	(3,685)	(544)
Depreciation and amortization	3,152	1,284
Non-cash lease expense	60	2,010
Loss on disposal of fixed assets	5	266
Write-off of deferred offering costs	—	555
Loss on abandonment of right-of-use assets	—	645
Changes in operating assets and liabilities:
Research and development prepaid expenses	(10,763)	5,526
Other prepaid expenses and other assets	(2,870)	(340)
Accounts payable	8,506	(642)
Research and development accrued expenses	18,203	5,168
Other accrued expenses and current liabilities	3,542	2,490
Operating lease liabilities	(1,858)	(144)
Net cash used in operating activities	(255,078)	(129,975)
Cash flows from investing activities
Maturities of marketable securities	128,000	76,250
Purchases of marketable securities	(240,058)	(11,279)
Purchases of property and equipment	(1,732)	(4,499)
Net cash (used in) provided by investing activities	(113,790)	60,472
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of offering costs	258,461	89,778
Proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs	193,316	—
Proceeds from a private placement transaction	40,000	—
Proceeds from issuance of common stock upon exercise of stock options	596	453
Payments of deferred offering costs	—	(485)
Repurchase of unvested common stock shares issued upon early exercised stock options	(6)	(64)
Net cash provided by financing activities	492,367	89,682
Net increase in cash, cash equivalents and restricted cash	123,499	20,179
Cash, cash equivalents and restricted cash at beginning of period	47,133	26,954
Cash, cash equivalents and restricted cash at end of period	$170,632	$47,133
Supplemental disclosures:
Conversion of 168,489,871 shares of redeemable convertible preferred stock upon the closing of initial public offering	$639,237	$—
Settlement of derivative liability upon issuance of redeemable convertible preferred stock	$(14,319)	$(2,231)
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$8,913	$2,112
Vesting of early exercised stock options and unvested restricted shares of common stock	$1,174	$1,944
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,255
Property and equipment acquired through tenant improvement allowance	$—	$16,691
Purchases of property and equipment in other accrued expenses and current liabilities	$—	$49
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$169,526	$45,996
Restricted cash	—	113
Restricted cash, non-current	1,106	1,024
Total cash, cash equivalents and restricted cash	$170,632	$47,133

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Nature of the Business

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

As of December 31, 2023, the Company had two wholly owned subsidiaries, FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC. FronThera U.S. Holdings, Inc. was dissolved on April 8, 2024 and FronThera U.S. Pharmaceuticals LLC was dissolved on March 14, 2024. These subsidiaries did not have operations during the years ended December 31, 2024 and 2023.

Reverse Stock Split

On June 19, 2024, the board of directors approved, and on June 20, 2024, the Company effected, a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1-for-4.675 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the audited consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which were automatically convertible into shares of common stock upon the closing of the Company’s initial public offering (“IPO”) of common stock, were proportionally adjusted.

IPO and Concurrent Private Placement

On June 27, 2024, the Company’s Registration Statement on Form S-1 for its IPO was declared effective, and on July 1, 2024, the Company completed its IPO, pursuant to which it issued and sold 13,125,000 shares of its common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million.

In connection with the IPO, an existing investor and a holder of more than 5% of the Company’s capital stock, purchased an additional 2,500,000 shares of the Company’s common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”). The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act of 1933, as amended (the “Securities Act”), and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights and were subject to a 180-day lock-up agreement with the underwriters in the IPO that expired on December 24, 2024. The Concurrent Private Placement closed on July 17, 2024.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the years ended December 31, 2024 and 2023, the Company incurred net losses of $294.2 million and $155.0 million, respectively. Cash used in operating activities was $255.1 million and $130.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $658.6 million.

The Company has historically financed its operations primarily through issuance of common stock, redeemable convertible preferred stock and convertible promissory notes in private placements, and most recently, through its IPO and Concurrent Private Placement. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $288.3 million as of December 31, 2024, will not be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these consolidated financial statements and there is substantial doubt about the Company’s ability to continue as a going concern.

In February 2025, the Company entered into a Merger Agreement (as defined in Note 15) through an all-stock transaction that would improve the Company’s liquidity. However, as of the date of the issuance of these consolidated financial statements, the Merger has not been completed and there can be no assurance that it will be consummated. The Company will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. The Company’s management plans to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, on the terms which are favorable, the Company could be required to delay, scale back, or abandon some or all of its planned development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior to their dissolution, the Company’s consolidated financial statements included the accounts of FronThera U.S. Holdings Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, and all intercompany transactions were eliminated.

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

On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to accruals for research and development expenses and accruals, stock-based compensation expense, the fair value of common stock and the fair value of the derivative liability. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment, which is the business of researching and developing medicines for autoimmune disorders. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance (see Note 14). All of the Company’s long-lived assets are located in the United States.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities and restricted cash. The Company maintains bank deposits in federally insured financial institutions and certain of these deposits exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and periodically evaluates the creditworthiness of the financial institutions at which its bank deposits are maintained.

The Company may also invest in money market funds, U.S. treasuries, commercial paper, corporate bonds, supranational debt securities and agency bonds, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any loss of principal on its financial instruments.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and Israel and the surrounding areas). These worldwide economic conditions may continue into 2025 and may negatively impact the Company’s business, financial position and results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents security deposits in the form of letters of credit issued in connection with the Company’s leases (see Note 7).

Marketable Securities

Marketable securities may consist of money market funds, U.S. treasuries, commercial paper, corporate bonds, supranational debt securities and agency bonds with original maturities of more than three months at the time of purchase. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all marketable securities as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. Marketable securities are carried at fair value, with change in fair value reported as unrealized gains or losses in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit) in the consolidated balance sheets.

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is impaired, which would require it to record an allowance for credit losses or an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the extent to which the fair value of a security is less than its amortized cost, its intent to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses, allowances for credit losses and impairments on available-for-sale marketable securities, if any, are recorded in the consolidated statements of operations and comprehensive loss.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Financial

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments, such as money market funds, marketable securities and derivative liabilities are measured at fair value at each reporting date (see Note 3).

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings are capitalized. Deferred offering costs are offset against offering proceeds upon the completion of the financing or the offering. In the event the financing or the offering is terminated or delayed, deferred offering costs are expensed immediately as a charge to general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had no deferred offering costs in its consolidated balance sheets.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Repair and maintenance costs that are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. Improvements are capitalized as additions to property and equipment. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected within operating expenses in the consolidated statements of operations and comprehensive loss.

Asset Acquisitions and Acquired In-Process Research and Development Expenses

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the asset or group of assets, which includes transaction costs. The Company determines if the acquisition should be accounted for as an asset acquisition after considering whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of assets and whether the Company acquired a substantive process capable of significantly contributing to the Company’s ability to create outputs. Goodwill is not recognized in asset acquisitions. If acquired in-process technology assets, including licenses, know-how and patents are determined to not have an alternative future use, the cost is charged to research and development expenses at the acquisition date.

The Company accounts for contingent consideration identified in an asset acquisition that does not meet the definition of a derivative under ASC 815, Derivatives and Hedging, when the payment becomes probable and reasonably estimable.

Such amounts are expensed or capitalized based on the nature of the associated asset at the date the related contingency is recognized.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease should be classified as a financing lease or operating lease at the commencement date of the lease. Leases with a term greater than one year are classified as operating lease right-of-use assets, net and operating lease liabilities, current and non-current in the consolidated balance sheets. The Company elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of one year or less (short-term leases). Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the lease term. The Company considers the lease term to be the noncancelable period that it has the right to use the underlying asset, together with any periods where it is reasonably certain it will exercise an option to extend (or not terminate) the lease. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes its incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its real estate leases and instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are recognized as incurred.

As of December 31, 2024 and 2023, the Company had no finance leases.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, and ROU assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. Should impairment exist, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the projected discounted future net cash flows arising from the asset.

Derivative Liability

The Company may issue financial instruments, such as promissory notes, which include embedded derivatives, such as call options. Derivatives are accounted for under ASC 815, Derivatives and Hedging. The Company performs analysis of derivatives embedded in the financial instruments, and if any requires bifurcation, accounts for these at fair value at the issuance date. In May 2024, the Company issued Series C redeemable convertible preferred stock shares, which included embedded derivatives that required bifurcation (see Note 3).

A derivative liability is accounted for separately from the financial instrument at fair value on the issuance date and is remeasured each reporting period. The changes in the fair value of the derivative liability are included in change in fair value of derivative liability in the consolidated statements of operations and comprehensive loss.

Redeemable Convertible Preferred Stock

The Company recorded redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of offering costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatory, redemption was contingent upon the occurrence of certain events considered not solely within the Company’s control. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such stock, because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of redeemable convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences would be made only when it became probable that such a deemed liquidation event would occur (see Note 8).

Research and Development Expenses and Accruals

Research and development costs are expensed as incurred. Research and development costs consist primarily of costs associated with acquiring technology and intellectual property licenses that have no alternative future uses, costs incurred under in-license or assignment agreements, salaries and benefits of research and development personnel, costs related to research activities, preclinical studies, clinical trials, drug manufacturing, third-party professional research and development consulting services, and allocated overhead and facility-related expenses. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use will also be expensed as incurred.

The Company records accrued liabilities for estimated costs of its research and development activities conducted by third-party service providers. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with the third-party service agreements. If the Company does not identify costs that have begun to be

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed and classified as current or non-current prepaid expenses and other assets.

The Company makes payments in connection with clinical trials to CMOs that manufacture the materials for its product candidates and to CROs and clinical trial sites that conduct and manage the Company’s clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses in the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of its common stock. The Company measures stock options granted with service-based vesting based on the fair value of the award on the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

The Company has also granted stock options with graded vesting based on market, service and performance conditions. At the grant date, the fair value of these stock options was estimated using a Monte Carlo simulation model, which uses a distribution of potential outcomes over the vesting period. The assumptions utilized in the calculation included the Company’s expected common stock price, expected volatility, risk-free rate and expected term. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, which is the longer of the explicit service period of the service condition and the derived service period of the market condition, as determined for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

The Company accounts for award forfeitures as they occur. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary or services costs are classified.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood of deferred tax assets being realized. It provides a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ deficit except those resulting from distributions to stockholders. The Company’s other comprehensive income (loss) for the years ended December 31, 2024 and 2023 consisted of unrealized gain (loss) on marketable securities, net of taxes.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. As such, net income is attributed to common stockholders and participating securities based on their participation rights. Prior to the IPO, under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. Upon the IPO, the Company’s redeemable convertible preferred stock converted into either Class A or Class B common stock, and were immediately thereafter redesignated into voting and non-voting common stock, respectively, and therefore are included in the allocation of net loss attributable to common stockholders as they share in the Company’s losses. Voting and non-voting common stock participate in the Company’s losses equally. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Potentially dilutive securities include common stock issued and outstanding, unvested restricted common stock, early exercised stock options, and redeemable convertible preferred stock issued and outstanding. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the consolidated financial statements for the year ended December 31, 2024. The adoption of this standard did not impact the Company’s reportable segments and additional required disclosures have been included in Note 14.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 clarifies and simplifies references to certain concept statements within U.S. GAAP and applies to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. The Company adopted this standard in the consolidated financial statements for the year ended December 31, 2024. The adoption of this standard did not have a material impact on its consolidated financial statements at the adoption date.

Recently Issued and Not Yet Adopted Accounting Pronouncements

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

3.Fair Value Measurements

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$168,847	$—	$—	$168,847
Marketable securities
U.S. treasuries	47,137	71,600	—	118,737
Total assets	$215,984	$71,600	$—	$287,584

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$21,310	$—	$—	$21,310
U.S. treasuries	2,000	—	—	2,000
Marketable securities
U.S. treasuries	1,958	998	—	2,956
Total assets	$25,268	$998	$—	$26,266

The derivative liability issued in May 2023 in connection with the closing of the second tranche of the Series B-2 and B-2A redeemable convertible preferred stock financing was a freestanding financial instrument and represented the Company’s obligation to issue additional shares of Series B-2 and B-2A redeemable convertible preferred stock at a fixed price upon the approval by the Company’s board of directors. In connection with the Series C redeemable convertible preferred stock financing in March 2024, the Company issued to investors two freestanding financial instruments: the

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C second tranche option liability and the put right option liability. The Company estimated their fair value using a Black-Scholes option-pricing model weighted by the probability of occurring. The Company used the intrinsic value calculation to estimate the fair value of the Series C second tranche option liability and the put right option liability upon settlement.

The following table provides a range of assumptions used in the valuation of the derivative liability for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected term (in years)	0.2 – 0.4	0.0 – 0.4
Volatility	55.1% – 59.9%	43.2% – 83.2%
Risk-free interest rate	5.4% – 5.5% %	5.2% – 5.6%
Dividend yield	0.0%	0.0%
Probability of option exercise	0.0% – 100.0% %	30.0% – 100.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instruments, the derivative liability, for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Fair value at beginning of period	$—	$—
Fair value upon issuance	8,913	2,112
Changes in fair value	5,406	119
Fair value upon settlement	(14,319)	(2,231)
Fair value at end of period	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 categories for the years ended December 31, 2024 and 2023.

4.Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2024 and 2023 (in thousands):

		Gross	Gross	Fair Value as of
	Amortized Cost	Unrealized	Unrealized	December 31,
	Basis	Gains	Losses	2024
Short-term marketable securities:
U.S. treasuries	$118,697	$45	$(5)	$118,737
Total short-term marketable securities	$118,697	$45	$(5)	$118,737

		Gross	Gross	Fair Value as of
	Amortized Cost	Unrealized	Unrealized	December 31,
	Basis	Gains	Losses	2023
Short-term marketable securities:
U.S. treasuries	$2,954	$2	$—	$2,956
Total short-term marketable securities	$2,954	$2	$—	$2,956

All marketable securities held as of December 31, 2024 and 2023 had contractual maturities of less than one year.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded. For the years ended December 31, 2024 and 2023, the Company did not recognize any impairment losses on its marketable securities.

5.Balance Sheet Components

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid insurance	$695	$111
Prepaid subscriptions	1,232	703
Interest receivable	698	108
Tax receivable	1,114	614
Other	762	95
Total other prepaid expenses and current assets	$4,501	$1,631

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Estimated Useful Life	December 31,	December 31,
	(in years)	2024	2023
Leasehold improvements	Shorter of useful life or lease term	$17,618	$17,592
Laboratory equipment	5	5,227	3,577
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		25,525	23,849
Less: Accumulated depreciation and amortization		(4,557)	(1,408)
Total property and equipment, net		$20,968	$22,441

Depreciation and amortization expense was $3.2 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued personnel and related expenses	$7,765	$5,585
Accrued professional services	2,657	1,093
Accrued other expenses	158	409
Total other accrued expenses and current liabilities	$10,580	$7,087

6.Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the years ended December 31, 2024 and 2023, the Company recognized $0.9 million and $1.5 million as research and development expenses under the service agreement, respectively. Accrued expenses under the service agreement were zero and $2 thousand as of December 31, 2024 and 2023, respectively.

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

In January 2022, the Company entered into a lease agreement for 12,000 square feet of office and laboratory space in South San Francisco, California, which commenced in July 2022 and had a contractual termination date of July 2029. This lease contained an early termination option, allowing the Company to terminate this lease before the expiry of the lease term. The Company concluded the lease term for accounting purposes ended in August 2023. In April 2023, the lease was modified, and the contractual lease termination was changed to October 2023. The accounting impact of the modification was not material.

In August 2022, the Company entered into a lease agreement for 55,000 square feet of office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The Company constructed leasehold improvements in the space, which were concluded to be lessee assets. The lessor provided the Company a tenant improvement allowance of $17.2 million, of which $0.5 million and $16.7 million were received and were accounted for as a reduction to lease payments for the years ended December 31, 2022 and 2023, respectively. At the commencement date, future lease payments totaled $37.9 million, including $54.6 million in gross fixed payments less $16.7 million in lease incentives received during the first year of the lease. The lease liability at lease commencement was calculated to be $14.1 million, which is equal to the present value of the future lease payments, discounted at the incremental borrowing rate of 11.4%. Following the commencement date, the Company measured its lease liability and right-of-use asset in accordance with ASC 842-20-35-3. In accordance with this guidance, future lease payments increased as the $16.7 million incentive was received, and future gross fixed payments were no longer offset by these incentives. Leasehold improvements were reflected in property and equipment, net in the consolidated balance sheets as of

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

In December 2024, the Company entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease has a contractual termination date of December 2026, with the right to extend the lease for an additional two years subject to certain conditions. The Company determined that, for accounting purposes, the commencement date of the lease is in January 2025 and the lease term ends in December 2026, as it not reasonably certain that the lease will be extended. Therefore, the Company will recognize the right-of-use asset and the lease liability on the commencement date in January 2025. Total undiscounted lease payments over the lease term will be approximately $1.9 million.

The Company maintains letters of credit representing security deposits on its leases in the amount of $1.1 million as of December 31, 2024 and 2023. The letters of credit were reflected in restricted cash, non-current in the consolidated balance sheets as of December 31, 2024 and in restricted cash, current and non-current in the consolidated balance sheets as of December 31, 2023.

The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$3,469	$4,747
Variable lease costs	1,202	545
Total lease costs	$4,671	$5,292

Supplemental cash flow information related to the operating leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$5,299	$2,903

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	8.7	9.5
Weighted-average incremental borrowing rate	11.4%	11.4%

Future minimum lease payments under non-cancelable leases as of December 31, 2024 were as detailed below (in thousands):

2025	$4,959
2026	5,125
2027	5,296
2028	5,474
2029	5,658
Thereafter	21,857
Total undiscounted lease payments	48,369
Less: Imputed interest	(17,647)
Total operating lease liabilities	$30,722

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC., and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. In July 2024, the Company met a milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as December 31, 2024.

Research and Development Agreements

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, CROs, CMOs and clinical trial sites. These agreements provide for termination at the request of either party, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

8.Redeemable Convertible Preferred Stock

In May 2023, the Company issued and sold an aggregate of 10,722,340 shares of Series B-2 redeemable convertible preferred stock for gross proceeds of $53.6 million and 1,277,660 shares of Series B-2A redeemable convertible preferred stock for gross proceeds of $6.4 million and incurred $0.2 million of offering costs. The purchase price for Series B-2 and B-2A redeemable convertible preferred stock was $5.00 per share. The Series B-2 and Series B-2A stock purchase agreement contained an obligation to issue additional shares of Series B-2 or Series B-2A redeemable convertible preferred stock in a second tranche closing by October 2023 (the “Second Tranche Series B-2 Closing”) upon the occurrence of certain events, including the board of directors’ consent. The Company recognized this call option as a derivative liability and estimated its fair value of $2.1 million.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2023, the holders of the shares of Series B-2A redeemable convertible preferred stock elected to convert their 1,277,660 shares into the same number of Series B-2 redeemable convertible preferred stock.

In October 2023, the Company closed the Second Tranche Series B-2 Closing and issued an additional 4,221,170 shares of Series B-2 redeemable convertible preferred stock and 1,778,830 shares of Series B-2A redeemable convertible preferred stock at a price of $5.00 per share and received gross proceeds of $21.1 million and $8.9 million, respectively. Accordingly, the derivative liability was settled, and the Company reclassified the derivative liability, remeasured at fair value of $2.2 million, into redeemable convertible preferred stock. The Company incurred less than $0.1 million of offering costs in connection with the Second Tranche Series B-2 Closing.

In March 2024, the Company issued and sold an aggregate of 41,264,891 shares of Series C redeemable convertible preferred stock for gross proceeds of $129.5 million and incurred $0.4 million of offering costs. The purchase price for Series C redeemable convertible preferred stock was $3.13826 per share. Under the Series C stock purchase agreement, any time prior to the earliest of (i) December 31, 2024, (ii) the execution of a letter of intent for the sale of the Company, or (iii) the closing date of the Company’s IPO, at the discretion of the Company’s board of directors, the Company was obligated to sell and each Series C purchaser was obligated to purchase additional shares of Series C redeemable convertible preferred stock with the amount equal to the purchaser’s aggregate purchase price in the first tranche Series C closing less any previous payments by the purchaser as part of the Put Right (as defined below) exercise. If the purchaser did not purchase its full share in the second tranche closing (the “Second Tranche Series C Closing”), all of its existing shares of Series C redeemable convertible stock and Series C-1 redeemable convertible preferred stock were convertible into voting common stock at a 10-to-1 basis. Additionally, a purchaser had a right to purchase shares of Series C-1 redeemable convertible preferred stock at a purchase price of $4.00 per share beginning from the earlier of (a) September 4, 2024 or (b) the date of a significant partnering or collaboration agreement and expiring upon the earlier of (a) December 31, 2024, (b) the public filing of a registration statement on Form S-1 for the IPO, (c) the Second Tranche Series C Closing and (d) the execution of a letter of intent for the sale of the Company (the “Put Right”). The Put Right could only be exercised once. The Company determined that the Second Tranche Series C Closing and the Put Right were two freestanding financial instruments and recognized the derivative liabilities at their estimated fair value of $8.9 million at the issuance date.

In May 2024, the Company closed the Second Tranche Series C Closing and issued an additional 41,264,892 shares of Series C redeemable convertible preferred stock at a price of $3.13826 per share. The Company received gross proceeds of $129.5 million and incurred $0.2 million of offering costs. Accordingly, the derivative liabilities were settled, and the Company reclassified the derivative liabilities, remeasured at fair value of $14.3 million, into redeemable convertible preferred stock.

Immediately prior to the closing of the Company’s IPO on July 1, 2024, all outstanding shares of the Company’s redeemable convertible preferred stock were converted and then redesignated into voting and non-voting common stock (see Note 1) and are no longer outstanding.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.Stockholders’ Equity (Deficit)

As of December 31, 2023, the Company was authorized to issue 125,000,000 shares of Class A common stock and 85,960,088 shares of Class B common stock, both with par values of $0.0001 per share.

In June 2024, the Company’s board of directors approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 50,000,000 shares of preferred stock, with a par value of $0.0001 per share, and 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, both with par values of $0.0001 per share.

Immediately prior to the closing of the IPO on July 1, 2024, all of the shares of the Company’s redeemable convertible preferred stock then outstanding converted 28,855,656 shares of Class A common stock and 7,184,908 shares of Class B common stock at a 1-for-4.675 conversion ratio. All outstanding Class A common stock shares and all outstanding Class B common stock shares were redesignated immediately thereafter into the same number of shares of voting common stock and non-voting common stock, respectively.

As of December 31, 2024, there were no shares of preferred stock issued or outstanding, and 47,222,419 and 7,184,908 shares of voting common stock and non-voting common stock, respectively, outstanding.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Outstanding and issued stock options	9,458,788	5,096,086
Shares available for grant under 2024 Equity Incentive Plan	6,893,517	—
Shares available for grant under 2024 Employee Stock Purchase Plan	650,000	—
Shares available for grant under 2024 Performance Option Plan	92,800	—
Shares available for grant under 2021 Stock Plan	—	296,189
Redeemable convertible preferred stock issued and outstanding	—	18,387,168
Total	17,095,105	23,779,443

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vest over a four-year period with a one-year cliff vesting. The holders have voting and dividends rights. The Company has the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense is recognized ratably over the vesting terms. The Company recognized $0.1 million of stock-based compensation expense related to restricted stock awards for each of the years ended December 31, 2024 and 2023. In the year ended December 31, 2024, a holder’s continuous service terminated, and the Company repurchased the unvested shares.

The following table summarizes the activity for the Company’s restricted common stock for the years ended December 31, 2024 and 2023:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	29,322	$2.90
Vested	(20,322)	$2.90
Repurchased	(6,417)	$2.90
Unvested as of December 31, 2024	2,583	$2.90

As of December 31, 2024, the remaining unamortized stock-based compensation expense was immaterial.

10.Stock-Based Compensation

2021 Stock Plan

In February 2021, the Company adopted its 2021 Stock Plan (the “2021 Plan”), which provided for stock awards to eligible employees, directors and consultants of the Company. Awards issuable under the 2021 Plan included incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units (“RSUs”) and stock grants. Subsequent to the adoption of the 2024 Equity Incentive Plan (the “2024 EIP”) in June 2024, described below, no additional shares were available for issuance under the 2021 Plan, and any stock options granted under the 2021 Plan that were subsequently forfeited would be made available for issuance under the 2024 EIP.

The terms of the 2021 Plan permit option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Repricing

In March 2024, the Company’s board of directors approved the repricing of all outstanding options as of March 29, 2024, which had an exercise price exceeding $8.84 per share. The exercise price of outstanding options with a weighted average exercise price of $10.23 for 4,603,443 common stock shares was reduced to the estimated common stock fair value of $8.84 per share at the date of the repricing. The vesting terms and expiration dates remain unchanged from the original grant dates.

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

2024 Performance Option Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Performance Option Plan (the “2024 POP”). The Company reserved 1,880,680 shares of common stock issuable under the 2024 POP. The 2024 POP permits grants of ISOs, NSOs and restricted stock awards to the Company’s employees, directors and consultants.

In May 2024, the Company granted NSOs to employees to purchase 1,880,680 shares of common stock at an exercise price of $10.19 under the 2024 POP. Options generally vest on the date when the Company meets certain common stock public market price specified targets after the end of the lock-up period, subject to continuous service through each respective vest date. The price targets are calculated based on the volume weighted average price per share over 30 consecutive trading dates, in accordance with the grant terms. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable six-year performance period. The service condition includes monthly vesting over 36 months from the vesting commencement date and the employee’s continuous service with the Company through each such monthly vesting date. The terms of the 2024 POP permit option holders to exercise options before their options are vested, if the market condition has been met.

2024 Equity Incentive Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 EIP, which became effective on June 27, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 7,800,000 new shares of common stock for issuance under the 2024 EIP. In addition, up to 6,829,339 shares subject to awards under the 2021 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, were authorized to be added to the 2024 EIP. The 2024 EIP also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such lesser number of shares as determined by the board of directors prior to the applicable January 1. No more than 43,888,017 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 EIP.

The 2024 EIP allows the Company to make equity-based awards to its officers, employees, directors and consultants. The 2024 EIP provides for the grant of ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights, performance awards and other stock-based awards. Options under the 2024 EIP may be granted for periods of up to 10 years at exercise prices no less than the fair market value of common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Stock option grants under the 2024 EIP generally vest over four years. The grant date fair market value of all awards made under the 2024 EIP and all cash compensation paid by the Company to any non-employee director for services as a director in any fiscal year may not exceed $750,000, or increased to $1,000,000 in the fiscal year of their initial service as a non-

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee director. The terms of the 2024 EIP do not permit option holders to exercise options before their options are vested.

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. In December 2024, the Company’s board of directors approved the grant of purchase rights under an offering period beginning on January 24, 2025.

Stock Option Activity

2021 Plan and 2024 EIP

The following table summarizes the Company’s stock option activity under the 2021 Plan and 2024 EIP for the years ended December 31, 2024 and 2023. The table includes early exercised shares as part of stock options exercised.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2023	5,096,086	$9.68	8.5	$15,033
Granted	2,902,385	$11.68
Exercised	(72,201)	$8.26		$333
Forfeited or expired	(255,362)	$10.23
Outstanding, vested and expected to vest as of December 31, 2024	7,670,908	$9.59	8.2	$1,777
Exercisable as of December 31, 2024	6,565,317	$9.31	8.0	$1,777

Total exercisable shares of 6,565,317 as of December 31, 2024 included 3,906,969 unvested shares that were early exercisable under the 2021 Plan.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 POP

The following table summarizes the Company’s stock option activity under the 2024 POP for the year ended December 31, 2024.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2023	—	$—	—	$—
Granted	1,880,680	$10.19
Forfeited or expired	(92,800)	$10.19
Outstanding, vested and expected to vest as of December 31, 2024	1,787,880	$10.19	9.3	$—
Exercisable as of December 31, 2024	—	$—	—	$—

Valuation of Stock Options Granted Under the 2021 Plan and 2024 EIP

The weighted-average grant date fair value of stock options granted under the 2021 Plan and the 2024 EIP for the years ended December 31, 2024 and 2023 was $9.92 and $10.93 per stock option, respectively. The total fair value of stock options vested for the years ended December 31, 2024 and 2023 was $5.8 million and $8.1 million, respectively.

The fair value of these stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	5.8 – 6.1	5.8 – 6.6
Volatility	103.65% – 109.78%	97.65% – 102.54%
Risk-free interest rate	3.47% – 4.48%	3.66% – 4.77%
Dividend yield	0.00%	0.00%

Expected Term

The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

Common Stock Fair Value

Prior to the IPO, the fair market value of the Company’s common stock was determined by the board of directors with assistance from management and external valuation experts. The approach to estimating the fair market value of common stock was consistent with the methods outlined in the Practice Aid.

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

For valuations performed between May 2024 and before June 27, 2024, the Company utilized a hybrid method that combined the Probability-Weighted Expected Return Method (“PWERM”), an accepted valuation method described in the Practice Aid, and the OPM. The Company determined this was the most appropriate method for determining the fair value of its common stock based on the stage of development and other relevant factors. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, considering the rights and preferences of each class of shares, discounted for a lack of marketability. Under the hybrid method, an OPM was utilized to determine the fair value of the Company’s common stock in certain of the PWERM scenarios (capturing situations where its development path and future liquidity events were difficult to forecast), potential exit events were explicitly modeled in the other PWERM scenarios. A discount for lack of marketability was applied to the value derived under each scenario to account for a lack of access to an active public market to estimate the common stock fair value.

The Company also considered the amount of time between the independent third-party valuation dates and the grant dates and performed an interpolation of the fair value between the two valuation dates to estimate common stock fair value at each grant date. This determination includes an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of the common stock and the stock-based compensation expense could have been materially different.

Once a public trading market for the Company’s common stock was established in connection with its IPO, the fair value of the Company’s common stock was based on the IPO price per share and thereafter on its publicly traded common stock price at grant date, as listed on the Nasdaq Global Select Market under the ticker “ALMS.”

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Stock Options Granted under the 2024 POP

Stock options granted under the 2024 POP vest based on service, market and performance conditions (the occurrence of the IPO or a change of control) and are classified as equity financial instruments. At the grant date, the fair value of stock options granted under the 2024 POP was estimated using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the vesting period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price thresholds, including the Company’s expected common stock price, expected volatility, risk-free rate and expected term. The Company used the following assumptions to estimate the fair value at the grant date in May 2024: common stock fair value of $12.06, vesting term of 6.0 years, volatility of 122.00%, and risk-free rate of 4.38%. The estimates of fair value are uncertain and changes in any of the estimated inputs could have resulted in significant adjustments to the fair value.

The Company’s estimated fair value of stock options issued under the 2024 POP of $18.0 million is recognized using graded vesting from July 1, 2024, the closing of the IPO, when the performance condition was met, over the longer of (i) the explicit service period of the service condition of 36 months or (ii) the derived service period between 1.4 years to 2.1 years), as determined for each graded vesting tranche. The Company recognized $5.7 million in stock-based compensation expense related to the 2024 POP for the year ended December 31, 2024.

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the consolidated balance sheets. As of December 31, 2024 and 2023, there was $0.8 million and $1.8 million share repurchase liability related to the unvested shares, respectively, included in share repurchase liability in the consolidated balance sheets.

The following table summarizes the activity for the Company’s early exercisable shares for the years ended December 31, 2024 and 2023:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2022	663,930	$5.36
Early exercised	18,469	$9.48
Vested	(340,502)	$5.65
Repurchased	(14,797)	$4.36
Unvested as of December 31, 2023	327,100	$5.33
Early exercised	25,034	$8.84
Vested	(205,451)	$5.62
Unvested as of December 31, 2024	146,683	$5.53

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$10,110	$4,745
General and administrative	9,347	3,880
Total stock-based compensation expense	$19,457	$8,625

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss by award type for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	$19,399	$8,553
Restricted stock awards	58	72
Total stock-based compensation expense	$19,457	$8,625

Stock-based compensation expense related to non-employee awards was $0.3 million for the years ended December 31, 2024 and 2023.

As of December 31, 2024, there was unrecognized stock-based compensation expense of $54.4 million related to unvested stock options which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

11.Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(294,233)	$(154,993)
Denominator:
Weighted-average shares of common stock outstanding	28,579,979	2,649,038
Less: Weighted-average shares of common stock subject to repurchase	(238,113)	(498,852)
Weighted-average shares of common stock outstanding, basic and diluted	28,341,866	2,150,186
Net loss per share attributable to common stockholders, basic and diluted	$(10.38)	$(72.08)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31, 2024	December 31, 2023
Stock options issued and outstanding	9,458,788	5,096,086
Unvested restricted common stock and early exercised stock options	149,266	356,422
Redeemable convertible preferred stock issued and outstanding	—	18,387,168
Total	9,608,054	23,839,676

12.Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2024 and 2023, as the Company operated with taxable losses. The Company has incurred net operating losses only in the United States since inception.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the effective income tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Amount at statutory tax rates	$(61,789)	$(32,548)
Permanent differences	3,000	7
Valuation allowance	64,923	34,961
Stock-based compensation	3,356	892
Federal research and development credit	(9,520)	(3,322)
Other	30	10
Total	$—	$—

Significant components of the deferred tax asset balances as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$21,573	$10,519
Tax credits	17,407	6,243
Research and development capitalization	74,211	39,059
Accruals and reserves	115	15
Stock-based compensation	3,088	1,361
Operating lease liabilities	6,452	6,842
Other capitalized expenses	11,832	4,567
Gross deferred tax assets	134,678	68,606
Valuation allowance	(127,990)	(61,404)
Deferred tax assets, net of valuation allowance	$6,688	$7,202
Deferred tax liabilities:
Fixed assets	(885)	(1,025)
Operating lease right-of-use assets	(5,803)	(6,177)
Deferred tax liabilities	(6,688)	(7,202)
Total net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $66.6 million and by $35.4 million for the years ended December 31, 2024 and 2023, respectively, primarily due to the net operating losses carryforwards and research and development credits.

The following table sets forth the Company’s U.S. federal and state net operating loss carryforwards and tax credits as of December 31, 2024 (in thousands):

	Amount	Begin to Expire
Net operating losses, U.S. federal	$84,664	Do not expire
Net operating losses, U.S. federal	$16,520	2037
Net operating losses, U.S. states	$4,683	2041
Tax credits, U.S. federal	$16,026	2039
Tax credits, U.S. states	$5,289	2037

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilization of some of the U.S. federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2024, the Company has completed an Internal Revenue Code section 382 analysis which did not result in any expiration of U.S. federal net operating losses and credits before utilization. As the Company has recorded a full valuation allowance, any potential limitation is not expected to have a material impact to the consolidated financial statements.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$4,116	$2,451
Increases in tax positions in the current period	1,336	3,572
Decreases related to prior year’s tax position	(2,655)	(1,907)
Ending balance	$2,797	$4,116

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of other income (expense), net. For the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

As of December 31, 2024, the Company is not under audit by the Internal Revenue Service or any state authority for income taxes for any open years. Due to the Company’s net operating loss carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2017 and by state taxing authorities beginning with tax year 2021.

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the years ended December 31, 2024 and 2023.

14.Segment Reporting

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Chief Executive Officer, regularly reviews consolidated net loss as reported in the Company’s consolidated statements of operations and comprehensive loss as compared to budget. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the significant expense categories included within consolidated net loss presented in the Company’s consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development expenses
External costs
Milestones related to previously acquired IPR&D assets	$23,000	$—
CRO, CMO and clinical trials	151,422	68,967
Professional consulting services	19,154	13,155
Other research and development costs	10,258	11,463
Internal costs
Personnel-related costs	46,774	32,068
Facilities and overhead costs	14,946	12,023
Total research and development expense	265,554	137,676
General and administrative expenses	35,200	20,498
Total operating expenses	300,754	158,174
Loss from operations	(300,754)	(158,174)
Total other income (expense), net	6,521	3,181
Consolidated net loss	$(294,233)	$(154,993)

15.Subsequent Events

Merger Agreement

On February 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACELYRIN, Inc., a Delaware corporation (“ACELYRIN”), and Arrow Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement was approved by the disinterested directors on the Company’s board of directors and the board of directors of ACELYRIN and is subject to stockholder approval by the stockholders of each company and satisfaction or waiver of other closing conditions.

In connection with the Merger, all of the issued and outstanding shares of common stock of ACELYRIN, par value $0.00001 per share (the “ACELYRIN Shares”), will be cancelled and converted into the right to receive 0.4274 shares of the Company’s voting common stock, without interest (the number of shares of the Company’s common stock in exchange for each ACELYRIN Share, the “Exchange Ratio”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding.

Consummation of the Merger is subject to certain closing conditions, including the absence of any law or judgment that restrains, enjoins or otherwise prohibits consummation of the Merger, the effectiveness of a registration statement on Form S-4 to be filed with the SEC by the Company, adoption of the Merger Agreement by the holders of a majority of the outstanding ACELYRIN Shares at ACELYRIN’s stockholders’ meeting, and approval of the share issuance by the holders of a majority of votes of the Company’s common stock cast at the Company’s stockholders’ meeting.

The Merger Agreement contains certain termination rights for both the Company and ACELYRIN, including the right of either party to terminate the Merger Agreement if the transactions have not been consummated prior to July 7, 2025. The Company or ACELYRIN will pay a termination fee of $10.0 million or $10.0 million, respectively, under certain circumstances, including termination to accept and enter into a definitive agreement with respect to a superior proposal.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately following the Merger, the Company’s pre-Merger equityholders are expected to collectively own approximately 55% of the shares of the combined company and the pre-Merger equityholders of ACELYRIN as of immediately prior to the Merger are expected to collectively own approximately 45% of the combined company, in each case, calculated on a fully diluted basis as of January 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed pursuant Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our Proxy Statement as follows and is incorporated by reference under the sections titled “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers,” provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at https://investors.alumis.com/corporate-governance/documents-charters. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

We have adopted an insider trading policy applicable to its directors, officers and employees and other covered persons, governing the purchase, sale and other dispositions of our securities (the “Insider Trading Policy”). We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11: Executive Compensation

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including information within the section titled “Executive Compensation,” provided that if Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including information within the sections titled, “Executive Compensation —Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” provided that if Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including information within the section titled, “Certain Relationships and Related Person Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence,” provided that if Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including information within the section titled, “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm,” provided that if Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements – See the “Index to Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for a list of the financial statements filed as part of this report.
(2)	Financial Statement Schedules – All financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes, included in this Annual Report on Form 10-K.
b)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024)

4.1	Description of Capital Stock (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-42143) filed with the SEC on June 25, 2024)

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 4, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (file No. 333-280068), filed with the SEC on June 7, 2024)

4.3*	Description of Capital Stock

10.1	Alumis Inc. 2021 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.2

Forms of Stock Option Grant Notice under Alumis Inc. 2021 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.3

Alumis Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on File Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.4

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Alumis Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.5

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Alumis Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.6	Alumis Inc. 2024 Performance Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.7

Forms of Stock Option Grant Notice, Stock Options Agreement and Notice of Exercise under the Alumis Inc. 2024 Performance Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.8

Alumis Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.9*	Alumis Inc. Amended and Restated Non-Employee Director Compensation Policy

10.10

Form of Indemnification Agreement by and between Registrant and its directors and executive officers. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.11

Lease Agreement, dated as of August 11, 2022, by and between the Registrant and PG VII 280 East Grand, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.12

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Martin Babler (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.13

Offer Letter, dated as of September 15, 2021, by and between the Registrant and David Goldstein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.14

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Roy Hardiman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.15

Offer Letter, dated as of March 15, 2021, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.16

Amendment to Offer Letter, dated as of July 18, 2023, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.17

Offer Letter, dated as of November 12, 2021, by and between the Registrant and Derrick Richardson (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.18

Offer Letter, dated as of January 12, 2022, by and between the Registrant and Sara Klein (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.19

Offer Letter, dated as of March 22, 2022, by and between the Registrant and John Schroer (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.20

Offer Letter, dated as of June 24, 2022, by and between the Registrant and Jörn Drappa (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.21

Stock Purchase Agreement, dated as of March 5, 2021, by and among the Registrant, FronThera International Group Limited and FronThera U.S. Holdings, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.22	Alumis Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2025)

19.1*	Alumis Inc. Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Alumis Inc.

24.1*	Power of Attorney (included on signature page)

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Alumis Inc. Incentive Compensation Recoupment Policy

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

#This certification accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed to be “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 19, 2025

ALUMIS INC.

By:	/s/ Martin Babler
Name: Martin Babler
Title: President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Martin Babler and John Schroer his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Martin Babler	President and Chief Executive Officer and Director
Martin Babler	(Principal Executive Officer)

/s/ John Schroer	Chief Financial Officer
John Schroer	(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director
Srinivas Akkaraju, M.D., Ph.D.

/s/ Alan B. Colowick, M.D., M.P.H.	Director
Alan B. Colowick M.D., M.P.H.

/s/ Patrick Machado	Director
Patrick Machado, J.D.

/s/ Sapna Srivastava, Ph.D.	Director
Sapna Srivastava, Ph.D.

/s/ James B. Tananbaum, M.D.	Director
James B. Tananbaum, M.D.

/s/ Zhengbin Yao, Ph.D.	Director
Zhenbgin Yao, Ph.D.