Form 10-K/A
period 2024-12-31
ALUMIS INC.
filed 2025-04-23
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) plus the aggregate amount of gross proceeds received from the registrant’s initial public offering from non-affiliates was approximately $165.4 million. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 17, 2025, the registrant had 47,222,419 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

None.

Auditor Name: /s/ PricewaterhouseCoopers LLP	Auditor Location: San Jose, California	Auditor Firm ID: 238

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment,” also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File Number 001-42143) (the “2024 Annual Report on Form 10-K”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 19, 2025. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2024 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2024 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2024 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 19, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise stated or as the context otherwise requires, references to “Alumis,” “the Company,” “we,” “us,” “our” and similar references refer to Alumis Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our business affairs are managed under the direction of our board of directors (the “Board”), which currently consists of seven members. Six of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term, the terms of office of the respective classes expiring in successive years. Vacancies on the Board may only be filled by the affirmative vote of a majority of the remaining directors then in office, and not by our stockholders. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified or such director’s earlier death, resignation or removal. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following is a brief biography of each member of the Board, including their respective ages as of April 23, 2025.

Class I Directors Continuing in Office Until the 2025 Annual Meeting of Stockholders

Srinivas Akkaraju, M.D., Ph.D., age 57, has served as a member of the Board since March 2024. Dr. Akkaraju is a founder and managing member of Samsara BioCapital, a venture capital firm, a position he has held since March 2017. From April 2013 to February 2016, Dr. Akkaraju served as a general partner of Sofinnova Ventures, a venture capital firm. From January 2009 to April 2013, Dr. Akkaraju served as managing director of New Leaf Venture Partners, a venture capital firm. Dr. Akkaraju presently serves on the board of directors of vTv Therapeutics Inc., Scholar Rock Holding Corporation, Mineralys Therapeutics, Inc., and Syros Pharmaceuticals, Inc., and numerous private biopharmaceutical companies. During the past five years, he served as a director of Chinook Therapeutics, Inc., Jiya Acquisition Corp., Aravive, Inc. (formerly Versartis, Inc.), Intercept Pharmaceuticals, Inc., Principia Biopharma Inc., and Seattle Genetics, Inc. Dr. Akkaraju received an M.D. and a Ph.D. in Immunology from Stanford University and undergraduate degrees in Biochemistry and Computer Science from Rice University. We believe that Dr. Akkaraju’s extensive investment experience in the biopharmaceutical industry, as well as his scientific background and experience on numerous public and private company boards of directors make him well qualified to serve as a member of the Board.

Sapna Srivastava, Ph.D., age 54, has served as a member of the Board since August 2022. From March 2021 to October 2021, Dr. Srivastava served as the interim Chief Financial Officer at eGenesis, Inc., a biopharmaceutical company. From September 2017 to January 2019, Dr. Srivastava served as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc., a biopharmaceutical company acquired by H. Lundbeck A/S in 2019. From April 2015 to December 2016, Dr. Srivastava served as the Chief Financial and Strategy Officer at Intellia Therapeutics, Inc., a gene editing company. Previously, for nearly 15 years, Dr. Srivastava was a senior biotechnology analyst at Goldman Sachs, Morgan Stanley, and ThinkEquity Partners, LLC. Dr. Srivastava began her career as a research associate at JP Morgan. Dr. Srivastava currently serves on the board of directors of Tourmaline Bio, Inc., Aura Biosciences, Inc., a public biotechnology company, Innoviva, Inc. and Nuvalent, Inc., a public biopharmaceutical company. Dr. Srivastava holds a Ph.D. from New York University School of Medicine and a B.Sc. from St. Xavier’s College, University of Bombay. We believe that Dr. Srivastava’s experience in the pharmaceutical industry makes her well qualified to serve as a member of the Board.

Class II Directors Continuing in Office Until the 2026 Annual Meeting of Stockholders

James B. Tananbaum, M.D., age 61, has served as a member of the Board since May 2021. Dr. Tananbaum is currently the President, Chief Executive Officer and a director of Foresite Capital Management, a U.S.-focused healthcare investment firm, which he founded in 2010. From 2000 to 2010, Dr. Tananbaum served as Co-Founder and Managing Director of Prospect Venture Partners L.P. II and III, healthcare venture partnerships. Dr. Tananbaum was also the Founder of GelTex, Inc. in 1991, an intestinal medicine pharmaceutical company acquired by Sanofi-Genzyme, and Theravance, Inc. in 1997 (now Theravance Biopharma, Inc., a diversified biopharmaceutical company focused on organ-selective medicines, and Innoviva, Inc., a respiratory-focused healthcare asset management company partnered with Glaxo Group Limited). Dr. Tananbaum presently serves on the board of directors of Fabric Genomics, Inc., among other companies. During the past five years, Dr. Tananbaum served on the boards of directors of Quantum-SI Incorporate, Gemini Therapeutics, Inc., 10X Genomics, Inc., and Kinnate Biopharma Inc., among other companies. Dr. Tananbaum received an M.D. and an M.B.A. from Harvard University, and a B.S. and a B.S.E.E. from Yale University in Applied Math and Computer Science. We believe Dr. Tananbaum’s significant executive leadership experience and experience in the healthcare industry make him well qualified to serve as a member of the Board.

Zhengbin (Bing) Yao, Ph.D., age 59, has served as a member of the Board since June 2021. From May 2021 to the present, Dr. Yao served as the Chief Executive Officer and chairman of the board of directors of ArriVent Biopharma, a biotechnology company. From March 2018 to March 2021, Dr. Yao served as the Chief Executive Officer, President, and from January 2019 to March 2021 also as chairman of the board of directors of Viela Bio, Inc., a biotechnology company, until it was acquired by Horizon Therapeutics in March 2021. From October 2010 to February 2018, Dr. Yao served as Senior Vice President, Head of Respiratory, Inflammation, Autoimmune iMED at MedImmune, the biologics division of AstraZeneca plc and from October 2015 to February 2018 also as Senior Vice President, Head of Immuno-Oncology Franchise. From March 2008 to September 2010, Dr. Yao served as Head of PTL for Immunology, Infectious Diseases, Neuroscience, and Metabolic Disease at Genentech, Inc., a biopharmaceutical company. From October 2000 to September 2007, Dr. Yao held various leadership roles at Tanox Inc., a biopharmaceutical company, and was Vice President and Head of Research before it was acquired by Genentech, Inc. in 2007. Dr. Yao currently serves on the board of directors of Visen Pharmaceuticals, a biopharmaceutical company, and Nikang Therapeutics, Inc., a biotechnology company. Dr. Yao received his Ph.D. in Microbiology and Immunology from the University of Iowa and M.S. in Immunology from Anhui Medical University in Anhui, China. We believe Dr. Yao’s significant experience in the biopharmaceutical industry, particularly in autoimmune disease, and his experience serving as a chief executive officer of a publicly traded biotechnology company make him well qualified to serve as a member of the Board.

Class III Directors Continuing in Office Until the 2027 Annual Meeting of Stockholders

Martin Babler, age 60, has served as our President, Chief Executive Officer, and Chairman of the Board since September 2021. From April 2011 until November 2020, he served as President and Chief Executive Officer at Principia Biopharma Inc., a biotechnology company acquired by Sanofi S.A. in September 2020. From December 2007 to April 2011, Mr. Babler served as President and Chief Executive Officer of Talima Therapeutics, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Babler held several positions at Genentech, Inc., a biopharmaceutical company, most notably as Vice President, Immunology Sales and Marketing. Mr. Babler presently serves on the board of directors of Prelude Therapeutics Inc., a biopharmaceutical company, 89bio Inc., a biopharmaceutical company, and Sardona Therapeutics, Inc. Mr. Babler received a Swiss Federal Diploma in pharmacy from the Federal Institute of Technology in Zurich and completed the Executive Development Program at the Kellogg Graduate School of Management at Northwestern University. We believe that Mr. Babler’s industry and leadership roles, and his knowledge of Alumis as Chief Executive Officer, makes him well qualified to serve on the Board.

Alan B. Colowick, M.D., M.P.H., age 63, has served as a member of the Board since January 2022. Since April 2021, Dr. Colowick has served as the Senior Managing Director of Matrix Capital Management Company. From May 2017 to January 2021, Dr. Colowick served as a private equity partner at Sofinnova Ventures. From 2010 to 2017, Dr. Colowick held various positions at Celgene Corporation, a pharmaceutical company, including Executive Vice President. From 2008 to 2010, Dr. Colowick was the Chief Executive Officer at Gloucester Pharmaceuticals, Inc., a pharmaceutical company, until its acquisition by Celgene in 2010. From 2006 to 2008, Dr. Colowick was President of Oncology for Geron Corporation, a biotechnology company, and from 2005 to 2006 was Chief Medical Officer of Threshold Pharmaceuticals,

a pharmaceutical company. From 1999 to 2005, Dr. Colowick held various positions at Amgen Inc., a biopharmaceutical company. Dr. Colowick also serves as a member on the board of directors of ACELYRIN, Inc. since November 2021 and multiple private companies. Dr. Colowick completed specialty training in Hematology-Oncology at the Dana Farber Cancer Institute/Brigham and Women’s Hospital. Dr. Colowick received a M.D. from Stanford University, a M.P.H from Harvard University, and a B.S. in Molecular Biology from the University of Colorado. We believe that Dr. Colowick’s extensive professional experience, as well as financial understanding of the biotechnology industry, provide him with the qualifications and skills to serve as a member of the Board.

Patrick Machado, J.D., age 61, has served as a member of the Board since June 2024. Mr. Machado was a co-founder of Medivation, Inc., a biopharmaceutical company, and served as its chief business officer from December 2009 to April 2014 and as its chief financial officer from December 2004 until his retirement in March 2014. From 1998 to 2001, Mr. Machado worked with ProDuct Health, Inc., a medical device company, as senior vice president, chief financial officer and earlier as general counsel. Upon ProDuct Health Inc.’s acquisition by Cytyc Corporation, a diagnostic and medical device company, he served as a consultant to Cytyc Corporation to assist with transitional matters from 2001 to 2002. Earlier in his career, Mr. Machado worked for Morrison & Foerster LLP, an international law firm, and for the Massachusetts Supreme Judicial Court. Mr. Machado serves as chair of the board of directors of Adverum Biotechnologies, Inc., and as a member of the boards of directors of Arcus Biosciences, Inc., Xenon Pharmaceuticals, Inc., and ACELYRIN, Inc., all of which are publicly traded biopharmaceutical companies. Mr. Machado also chairs the board of directors of Prota Therapeutics, and is a member of the board of directors of Avenzo Therapeutics, both of which are privately held biopharmaceutical companies. Mr. Machado previously served on the board of directors of public traded companies such as Chimerix, Inc. from June 2014 to June 2024, Turnstone Biologics Inc. from August 2018 to April 2024, Turning Point Therapeutics, Inc. from May 2019 to September 2022, Endocyte, Inc. from February 2018 to December 2018, Axovant Sciences, Inc. from June 2017 to February 2018, SCYNEXIS, Inc. from September 2015 to June 2019, Medivation, Inc. from April 2014 to September 2016; Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.) from August 2016 to January 2018 and Principia Biopharma Inc. from June 2019 to September 2020; and on the board of directors of privately held companies such as Roivant Sciences, Ltd. from October 2016 to June 2022, and Therachon AG from January 2019 to July 2019. Mr. Machado received a J.D. from Harvard Law School and a B.A. in German and a B.S. in Economics from Santa Clara University. We believe that Mr. Machado’s extensive experience dealing with the operational and financial issues of biopharmaceutical companies provide him with the qualifications and skills to serve on the Board.

Family Relationships

There are no family relationships among any of our current directors and executive officers.

Role of Board in Risk Oversight

One of the key functions of the Board is to oversee our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us.

The Board also focuses on emerging risks, as well as risk mitigation strategies. Our Audit Committee has the responsibility to consider and discuss, with management and our independent auditors, the major financial risk exposures and the steps our management should take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management are undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements, as well as cyber-security risk, in addition to overseeing our internal control over financial reporting and disclosure controls and procedures. Our Compensation Committee also assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking.

Committees of Board of Directors

The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each committee has adopted a written charter that satisfies the application rules and regulation of the SEC and the listing requirements and rules of The Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”), which we have posted to our website at www.alumis.com. The Board may establish other committees as it deems necessary or appropriate from time to time.

Name	Audit	Compensation	Nominating and Corporate Governance

Martin Babler
Srinivas Akkaraju, M.D., Ph.D.(1)	X
Alan B. Colowick, M.D., M.P.H.	X	X*
Patrick Machado, J.D.(2)	X*		X
Sapna Srivastava, Ph.D.			X*
James B. Tananbaum, M.D.		X
Zhengbin Yao, Ph.D.		X
*	Designates Committee Chairperson
(1)	Dr. Akkaraju was appointed to the Audit Committee effective June 21, 2024.
(2)	Mr. Machado was appointed to each of the Audit Committee and Nominating and Corporate Governance Committee effective June 21, 2024.

Audit Committee

Our Audit Committee currently consists of Srinivas Akkaraju, Alan Colowick and Patrick Machado, each of whom satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the Audit Committee is Patrick Machado, who qualifies as an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. Specific responsibilities of our Audit Committee include:

●	helping the Board oversee its corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing related person transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
●	approving, or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our Compensation Committee consists of Alan Colowick, James Tananbaum and Zhengbin Yao. The chair of the Compensation Committee is Alan Colowick. The Board has determined that each member of our Compensation Committee is independent under the Nasdaq Listing Rules.

The primary purpose of Compensation Committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers and directors. Specific responsibilities of our Compensation Committee include:

●	reviewing and approving the compensation of our chief executive officer, other executive officers and senior management;
●	reviewing and recommending to the Board the compensation paid to our directors;
●	reviewing and approving the compensation arrangements with our executive officers and other senior management;
●	administering our equity incentive plans and other benefit programs;
●	reviewing, adopting, amending and terminating, incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management;
●	reviewing, evaluating and recommending to the Board succession plans for our executive officers; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation strategy, including base salary, incentive compensation and equity-based grants, to assure that it promotes stockholder interests and supports our strategic and tactical objectives, and that it provides for appropriate rewards and incentives for our management and employees.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Patrick Machado and Sapna Srivastava. The chair of our Nominating and Corporate Governance Committee is Sapna Srivastava. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq Listing Rules.

Specific responsibilities of our Nominating and Corporate Governance Committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
●	instituting plans or programs for the continuing education of the Board and orientation of new directors;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters; and
●	overseeing periodic evaluations of the Board’s performance, including committees of the Board and management.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.alumis.com. We intend to disclose on our website any future amendments to our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics.

Insider Trading Policy

We have adopted an insider trading policy applicable to our directors, officers and employees and other covered persons, governing the purchase, sale and other dispositions of our securities (the “Insider Trading Policy”). We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

Each member of our Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and independent within the meaning of the independent director guidelines of Nasdaq. None of the members of our Compensation Committee was or is one of our officers or employees, and none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serves on the Board or the Compensation Committee.

Our Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 23, 2025.

Name	Age	Position(s)
Martin Babler	60	President and Chief Executive Officer, Chairman of the Board
Mark Bradley	60	Chief Development Officer
Jörn Drappa, M.D., Ph.D.	60	Chief Medical Officer
David M. Goldstein, Ph.D.	59	Chief Scientific Officer
Roy Hardiman	65	Chief Business and Strategy Officer
John Schroer	59	Chief Financial Officer
Sara Klein	61	Chief Legal Officer
Derrick Richardson	55	Senior Vice President of People and Culture

Martin Babler. Biographical information regarding Mr. Babler is set forth above under “—Our Board of Directors.”

Mark Bradley has served as our Chief Development Officer since May 2021. From November 2020 to March 2021, Mr. Bradley served as Senior Vice President and Site Head at The Bristol-Myers Squibb Company, a biopharmaceutical company, after its acquisition of MyoKardia, Inc., a precision medicine company focused on treating cardiovascular diseases, in November 2020. From November 2017 to November 2020, Mr. Bradley held roles of increasing responsibility at MyoKardia, most recently as Senior Vice President, Development. From 2004 to 2017, Mr. Bradley held roles of increasing responsibility at Genentech, Inc., a biopharmaceutical company, most recently as Head, Business Management

gRED Clinical Operations. Mr. Bradley began his career at UCSF in public health research. Mr. Bradley received an M.A. and B.A. from University of California, Berkeley.

Jörn Drappa, M.D., Ph.D., has served as our Chief Medical Officer and Head of Research and Development since September 2022. From February 2018 to March 2021, Dr. Drappa served as the Chief Medical Officer and Head of Research and Development at Viela Bio, Inc., a biotechnology company. From May 2011 to February 2018, Dr. Drappa served in various roles at MedImmune, the biologics division of AstraZeneca plc, including as Vice President of Clinical Development. From August 2008 to May 2011, Dr. Drappa served as Senior Medical Director for the Inflammation and Autoimmune assets at Genentech, Inc., a biopharmaceutical company. Dr. Drappa received his M.D. and a Ph.D. from the University of Cologne in Germany. He performed his postgraduate studies at Cornell Medical School/Hospital for Special Surgery, followed by residency at New York Hospital and rheumatology fellowship at the Hospital for Special Surgery.

David M. Goldstein, Ph.D., has served as our Chief Scientific Officer since September 2021. From September 2020 to September 2021, Dr. Goldstein served as Site Head and Chief Scientific Officer of Principia Biopharma Inc., a biopharmaceutical company acquired by Sanofi S.A.in September 2020. From March 2016 to September 2020, Dr. Goldstein served in various roles at Principia Biopharma Inc., including as the Chief Scientific Officer from March 2016 to September 2020. From July 1994 to February 2011, Dr. Goldstein held positions of increasing responsibility at Roche Holding AG, a pharmaceutical company, most recently serving as Senior Director, Medicinal Chemistry and Head of Inflammation Chemistry. Dr. Goldstein was also previously a Consulting Assistant Professor at Stanford University. Dr. Goldstein received a Ph.D. in chemistry from the University of Virginia and a B.A. in chemistry from Franklin and Marshall College.

Roy Hardiman has served as our Chief Business and Strategy Officer since January 2025, Chief Business Officer since September 2024, and as Chief Business and Legal Officer from September 2021 to September 2024. From January 2015 to September 2020, Mr. Hardiman served as the Chief Business Officer and Chief Legal Officer of Principia Biopharma Inc., a biotechnology company acquired by Sanofi S.A.in 2020. From 2010 to 2012, Mr. Hardiman was a director of Pharmacyclics Inc., a biopharmaceutical company, and chaired its Nominating and Corporate Governance Committee. From 1990 to 2009, Mr. Hardiman held leadership positions at Genentech, Inc., a biopharmaceutical company, including Vice President of Alliance Management, Vice President, Corporate Law and Assistant Secretary, Director and Far East Representative, Business Development. From 1987 to 1990, Mr. Hardiman was an attorney at Morrison & Foerster LLP. Mr. Hardiman received his J.D. from University of California, Los Angeles School of Law, his M.A. in Biology and his B.A. in pharmacology from University of California, Santa Barbara.

John Schroer has served as our Chief Financial Officer since May 2022. From February 2021 to February 2022, Mr. Schroer served as Chief Financial Officer at ArsenalBio Inc., a biotechnology company. From May 2018 to December 2020, Mr. Schroer served as Chief Financial Officer and Treasurer at Translate Bio, Inc., a biotechnology company acquired by Sanofi S.A. in 2021. From January 2014 to April 2018, Mr. Schroer served as a director and sector head — healthcare at Allianz Global Investors, a global asset management company. From 2009 to December 2013, Mr. Schroer served as President and Chief Investment Officer at Schroer Capital, LP, a financial services company that he founded. Mr. Schroer received a B.S. in History and International Relations and an M.B.A. from the University of Wisconsin-Madison.

Sara Klein has served as our Chief Legal Officer since September 2024 and as our Corporate Secretary since January 2022, and served as our General Counsel from January 2022 to September 2024. Prior to joining Alumis, Ms. Klein served in various roles at Principia Biopharma Inc., a biotechnology company acquired by Sanofi S.A. in September 2020, including Head of Legal from January 2021 to July 2021, Senior Vice President, Legal from December 2019 to January 2021, and Vice President, Legal from May 2018 to December 2019. From November 2001 to May 2018, Ms. Klein was in the private practice of law representing life science and technology companies. From 1993 to 1998, Ms. Klein served as corporate counsel and senior corporate counsel at Genentech, Inc., a biopharmaceutical company. From 1990 to 1993, Ms. Klein was an attorney at the law firm of Baker & McKenzie LLP. Ms. Klein holds a J.D. from UC Law San Francisco (formerly U.C. Hastings College of the Law) and a B.A in political science and French from Middlebury College.

Derrick Richardson has served as our Senior Vice President of People and Culture since June 2023. From April 2023 to June 2023, Mr. Richardson served as our Vice President of People and Culture. From January 2022 to April 2023,

Mr. Richardson served as our Vice President and Head of Program and Portfolio Management. From November 2020 to December 2021, Mr. Richardson served as the Head of Cardiovascular Late-Stage Project Management at The Bristol-Myers Squibb Company, a biopharmaceutical company, after its acquisition of MyoKardia, Inc., a precision medicine company focused on treating cardiovascular diseases, in November 2020. From April 2020 to November 2020, Mr. Richardson served as Executive Director and Head of Project Management at MyoKardia, and consulted for MyoKardia from October 2018 to April 2020. From February 2016 to October 2018, Mr. Richardson served as a Consulting Project Manager at Genentech, Inc. Mr. Richardson received an M.S. in Mechanical Engineering from Cornell University and a B.S. in Product Design Engineering from Stanford University.

Item 11: Executive Compensation

Our named executive officers, including our principal executive officer and the two most highly compensated executive officers, as of December 31, 2024, were:

●	Martin Babler, our President and Chief Executive Officer;
●	David Goldstein, Ph.D., our Chief Scientific Officer; and
●	Roy Hardiman, our Chief Business and Strategy Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023, as applicable:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
Martin Babler President, Chief Executive Officer and Director	2024	605,900	9,748,581	306,738	10,661,218
	2023	516,000	3,889,989	185,760	4,591,749
David Goldstein, Ph.D. Chief Scientific Officer	2024	466,500	2,593,094	184,868	3,244,462
	2023	380,000	543,359	119,700	1,043,059
Roy Hardiman Chief Business and Strategy Officer	2024	444,300	2,596,832	175,541	3,216,673
	2023	380,000	543,359	119,700	1,043,059
(1)	Amounts reflect the aggregate grant date fair value of option awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718. Such amounts for 2024 also include the incremental fair value of $161,437, $36,473 and $40,211, for Messrs. Babler, Goldstein and Hardiman, respectively, resulting from the modification of certain stock options on March 29, 2024, which reduced the exercise price of certain outstanding stock options held by Messrs. Babler, Goldstein and Hardiman, to $8.84. The incremental fair value was computed in accordance with FASB ASC Topic 718 as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification, based on the assumptions used for financial reporting purposes. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 10 to our audited consolidated financial statements included in our 2024 Annual Report on Form 10-K.
(2)	The amounts disclosed represent annual performance bonuses. For more information, see the description of the annual performance bonuses in the subsection titled “—Narrative to the Summary Compensation Table—Annual Performance Bonus Opportunity” below.

Narrative to the Summary Compensation Table

Historically, our Board has been responsible for overseeing all aspects of our executive compensation programs. In making compensation determinations, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.

Our Board has historically determined our executive officers’ compensation and has typically reviewed and discussed management’s proposed compensation with our chief executive officer for all executives other than our chief executive officer. Based on those discussions and its discretion, our Board has then approved the compensation of each executive officer.

Annual Base Salary

Base salaries for our executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such named executive officer’s qualifications, experience, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

The 2024 annual base salaries for our named executive officers are set forth in the table below.

Name	2024 Base Salary ($)
Martin Babler(1)	661,000
David Goldstein, Ph.D.(1)	508,600
Roy Hardiman(1)	465,000
(1)	Upon the closing of our initial public offering (“IPO”) on July 1, 2024, Mr. Babler’s base salary increased from $550,800 to $661,000, Dr. Goldstein’s base salary increased from $424,400 to $508,600 and Mr. Hardiman’s base salary increased from $423,600 to $465,000.

2024 Annual Performance Bonus Opportunity

Our executive officers are eligible to earn an annual incentive bonus of up to a percentage of such executive officer’s annual base salary, based on the achievement of pre-established performance objectives determined by the Board.

For 2024, each of Mr. Babler, Dr. Goldstein and Mr. Hardiman was eligible to receive a target bonus equal to 55%, 40% and 40% of their base salary, respectively, based on the achievement of certain corporate goals and the respective executive officer’s contributions toward such goals. In February 2025, the Board determined that the 2024 corporate goals were achieved at 105%. As a result, the Board approved annual performance bonuses for Mr. Babler, Dr. Goldstein and Mr. Hardiman in the amounts of $306,738, $184,868 and $175,541, respectively, as reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executive officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. To date, we have used stock option grants and restricted stock units (“RSUs”) for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees. Grants to our executive officers and other employees are made at the discretion of the Board and are not made at any specific time period during a year.

March 2024 Option Repricing

On March 29, 2024, our compensation committee approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding and unexercised options to purchase shares of our common stock under our 2021 Stock Plan (the “2021 Plan”) was reduced to $8.84 per share, the fair market value per share of our common stock on the date of the Option Repricing. The Option Repricing included options granted pursuant to the 2021 Plan that were held by, among others, members of the Board and our named executive officers. After evaluating several alternatives, our compensation committee determined that the Option Repricing was in the best interests of our company and our stockholders and provided the most effective means of retaining and incentivizing our named executive officers while preserving cash resources and without incurring stock dilution from significant additional equity grants.

2024 Option Awards

During the fiscal year ended December 31, 2024, we granted options to each of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at Fiscal Year End” table below.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each named executive officer as of December 31, 2024.

		Option Awards(1)							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Martin Babler	6/27/2024	—		21,390	(3)	21,390	16.00	6/26/2034	—		—
	1/27/2022	106,951	(4)	—		28,966	8.84	1/26/2032	—		—
	9/15/2021	380,852	(5)	—		120,320	3.83	9/14/2031	—		—
	1/27/2022	534,759	(6)	—		276,181	8.84	1/26/2032	—		—
	6/22/2023	263,101	(7)	—		158,957	8.84	6/22/2033	—		—
	10/9/2023	107,028	(8)	—		75,812	8.84	10/8/2033	—		—
	3/29/2024	241,210	(9)	—		241,210	8.84	3/28/2034	—		—
	6/6/2024	245,989	(10)	—		245,989	13.32	6/5/2034	—		—
	5/6/2024	—		478.288	(11)	478,288	10.19	5/5/2034	—		—
David Goldstein, Ph.D.	1/27/2022	171,122	(12)	—		88,378	8.84	1/26/2032	—		—
	1/27/2022	42,780	(13)	—		11,587	8.84	1/26/2032	—		—
	6/22/2023	11,978	(14)	—		9,046	8.84	6/22/2033	—		—
	10/9/2023	30,642	(15)	—		21,705	8.84	10/8/2033	—		—
	6/6/2024	53,475	(16)	—		53,475	13.32	6/5/2034	—		—
	5/6/2024	—		206,074	(17)	206,074	10.19	5/5/2034	—		—
	9/15/2021	—		—		—	—	—	40,107	(18)	315,241	(19)
Roy Hardiman	1/27/2022	42,780	(20)	—		11,587	8.84	1/26/2032	—		—
	1/27/2022	151,871	(21)	—		88,378	8.84	1/26/2032	—		—
	6/22/2023	14,973	(22)	—		9,047	8.84	6/22/2033	—		—
	10/9/2023	30,642	(23)	—		21,705	8.84	10/8/2033	—		—
	6/6/2024	53,475	(24)	—		53,475	13.32	6/5/2034	—		—
	5/6/2024	—		206,074	(25)	206,074	10.19	5/5/2034	—		—
	9/15/2021	—		—		—	—	—	40,107	(26)	315,241	(27)
(1)	All of the option awards prior to our IPO were granted under the 2021 Plan or our 2024 Performance Option Plan (the “2024 POP”), and all of the option awards following our IPO were granted under our 2024 Equity Incentive Plan (the “2024 Plan”).
(2)	Except for Mr. Babler’s option award with a grant date of September 15, 2021, the exercise price of each of these options granted prior to March 29, 2024 was repriced to $8.84 per share in March 2024, as described in the subsection titled “— Narrative to the Summary Compensation Table — March 2024 Option Repricing.”
(3)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 21, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.

(4)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the January 27, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(5)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the September 15, 2021 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(6)	Stock option award vests over a period of six years with 1/3rd of the shares underlying the option vesting on the second anniversary of the January 27, 2022 vesting commencement date and 1/48th of the remaining shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(7)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the May 22, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(8)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the October 9, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(9)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the March 29, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(10)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 6, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(11)	Stock option award vests on the first date upon which both the performance-based condition (the “Performance Condition”) and the service-based condition (the “Service Condition”) are satisfied with respect to such shares. The Performance Condition shall be satisfied as to: (i) 1/3 of the shares underlying the option if, on a date prior to the date that is four years following the vesting commencement date, the volume-weighted average price per share of common stock on the Nasdaq Stock Market for a period of 30-consecutive trading days (the “Share Price”) equals or exceeds $46.75 (the “$46.75 Shares”); (ii) 1/3 of shares underlying the option, plus the $46.75 Shares to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is five years following the vesting commencement date, the Share Price equals or exceeds $70.125 (the “$70.125 Shares”); and (iii) 1/3 of shares underlying the option, plus the $46.75 Shares and $70.125 Shares, to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is six years following the vesting commencement date, the Share Price equals or exceeds $93.50 (the “$93.50 Shares”) (each of (i), (ii) and (iii), a “Performance Target”). The Service Condition will be satisfied as to 1/36th of each of the $46.75 Shares, the $70.125 Shares, and the $93.50 Shares on a monthly basis following the vesting commencement date, in each case subject to the optionholder’s continued service through each such date. The option award includes an early exercise feature and is subject to certain post-termination and acceleration benefits as described above in the subsection titled “— Potential Payments and Benefits upon Termination or Change in Control — POP Options.”
(12)	Stock option award vests over a period of six years with 1/3rd of the shares underlying the option vesting on the second anniversary of the January 27, 2022 vesting commencement date and 1/48th of the remaining shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(13)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the January 27, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(14)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the May 22, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(15)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the October 9, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(16)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 6, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(17)	Stock option award vests on the first date upon which both the performance-based condition (the “Performance Condition”) and the service-based condition (the “Service Condition”) are satisfied with respect to such shares. The Performance Condition shall be satisfied as to: (i) 1/3 of the shares underlying the option if, on a date prior to the date that is four years following the vesting commencement date, the volume-weighted average price per share of common stock on the Nasdaq Stock Market for a period of 30-consecutive trading days (the “Share Price”) equals or exceeds $46.75 (the “$46.75 Shares”); (ii) 1/3 of shares underlying the option, plus the $46.75 Shares to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is five years following the vesting commencement date, the Share Price equals or exceeds $70.125 (the “$70.125 Shares”); and (iii) 1/3 of shares underlying the option, plus the $46.75 Shares and $70.125 Shares, to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is six years following the vesting commencement date, the Share Price equals or exceeds $93.50 (the “$93.50 Shares”) (each of (i), (ii) and (iii), a “Performance Target”). The Service Condition will be satisfied as to 1/36th of each of the $46.75 Shares, the $70.125 Shares, and the $93.50 Shares on a monthly basis following the vesting commencement date, in each case subject to the optionholder’s continued service through each such date. The option award includes an early exercise feature and is subject to certain post-termination and acceleration benefits as described above in the subsection titled “— Potential Payments and Benefits upon Termination or Change in Control — POP Options.”
(18)	Represents restricted stock obtained on October 22, 2021 upon exercise of an early exercise option. Twenty-five percent of the shares subject to the option vested on September 15, 2022, and 1/36th of the remaining shares subject to the award shall vest monthly in equal installments on the 15th of each month, through September 15, 2025, subject to continued service through each vesting date.
(19)	Amount calculated by multiplying the number of shares shown in the table by $7.86, the closing market price of our common stock on Nasdaq as of December 31, 2024, the last trading day of our fiscal year.
(20)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the January 27, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(21)	Stock option award vests over a period of six years with 1/3rd of the shares underlying the option vesting on the second anniversary of the January 27, 2022 vesting commencement date and 1/48th of the remaining shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(22)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the May 22, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(23)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the October 9, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(24)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 6, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(25)	Stock option award vests on the first date upon which both the performance-based condition (the “Performance Condition”) and the service-based condition (the “Service Condition”) are satisfied with respect to such shares. The Performance Condition shall be satisfied as to: (i) 1/3 of the shares underlying the option if, on a date prior to the date that is four years following the vesting commencement date, the volume-weighted average price per share of common stock on the Nasdaq Stock Market for a period of 30-consecutive trading days (the “Share Price”) equals or exceeds $46.75 (the “$46.75 Shares”); (ii) 1/3 of shares underlying the option, plus the $46.75 Shares to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is five years following the vesting commencement date, the Share Price equals or exceeds $70.125 (the “$70.125 Shares”); and (iii) 1/3 of shares underlying the option, plus the $46.75 Shares and $70.125 Shares, to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is six years following the vesting commencement date, the Share Price equals or exceeds $93.50 (the “$93.50 Shares”) (each of (i), (ii) and (iii), a “Performance Target”). The Service Condition will be satisfied as to 1/36th of each of the $46.75 Shares, the $70.125 Shares, and the $93.50 Shares on a monthly basis following the vesting commencement date, in each case subject to the optionholder’s continued service through each such date. The option award includes an early exercise feature and is subject to certain post-termination and acceleration benefits as described above in the subsection titled “— Potential Payments and Benefits upon Termination or Change in Control — POP Options.”
(26)	Represents restricted stock obtained on October 20, 2021 upon exercise of an early exercise option. Twenty-five percent of the shares subject to the option vested on September 15, 2022, and 1/36th of the remaining shares subject to the award shall vest monthly in equal installments on the 15th of each month, through September 15, 2025, subject to continued service through each vesting date.
(27)	Amount calculated by multiplying the number of shares shown in the table by $7.86, the closing market price of our common stock on Nasdaq as of December 31, 2024, the last trading day of our fiscal year.

Awards held by our named executive officers may be eligible for accelerated vesting under specified circumstances, as described in more detail below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our 2024 Plan.

Employment Agreements

Offer Letters

Below are descriptions of our offer letters with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.” Each of our named executive officers is employed at will.

Mr. Babler. In September 2021, we and Mr. Babler entered into an offer letter that governs the terms of Mr. Babler’s employment with us. Pursuant to the agreement, Mr. Babler was entitled to an initial annual base salary of $500,000, was eligible to receive an annual performance bonus with an initial target achievement of 40% of his base salary, as determined by our Board, and was granted an option exercisable for 641,711 shares of our Class A common stock (and, following our IPO and the redesignation of our Class A common stock to common stock, our common stock) in September 2021. Mr. Babler’s employment is at will. Mr. Babler is also entitled to certain severance benefits, the terms of which are described below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

Dr. Goldstein. In September 2021, we and Dr. Goldstein entered into an offer letter that governs the terms of Dr. Goldstein’s employment with us. Pursuant to the agreement, Dr. Goldstein was entitled to an initial annual base salary of $360,000, was eligible to receive an annual performance bonus with an initial target achievement of 35% of his base salary, as determined by our Board, and was granted an option exercisable for 213,903 shares of our Class A common stock (and, following our IPO and the redesignation of our Class A common stock to common stock, our common stock) in September 2021. Dr. Goldstein’s employment is at will. Dr. Goldstein is also entitled to certain severance benefits, the terms of which are described below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

Mr. Hardiman. In September 2021, we and Mr. Hardiman entered into an offer letter that governs the terms of Mr. Hardiman’s employment with us. Pursuant to the agreement, Mr. Hardiman was entitled to an initial annual base salary of $360,000, was eligible to receive an annual performance bonus with an initial target achievement of 35% of his base salary, as determined by our Board, and was granted an option exercisable for 213,903 shares of our Class A common stock (and, following our IPO and the redesignation of our Class A common stock to common stock, our common stock) in September 2021. Mr. Hardiman’s employment is at will. Mr. Hardiman is also entitled to certain severance benefits, the terms of which are described below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

Potential Payments and Benefits upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive unpaid salary earned during his term of service.

Mr. Babler. Pursuant to Mr. Babler’s offer letter, if (a) his employment is terminated without cause (as defined below) or (b) in the event of his constructive termination (as defined below), then Mr. Babler will be entitled to receive severance in the form of (i) continued payments of his then base salary for 12 months, subject to applicable taxes and withholding, (ii) reimbursement for expenses in continuing medical insurance benefits (excluding life insurance) for Mr. Babler and his dependents for up to 12 months and (iii) acceleration of his then-unvested equity grants as to the number of shares underlying such grants that would have been vested as of the first anniversary of the date of his termination, with such acceleration to be effective immediately prior to Mr. Babler’s termination. These severance benefits are conditioned upon Mr. Babler’s delivery of a general release of claims in favor of the Company. Further, in the event of a change of control (as defined below), other than an excluded change of control (as defined below), 50% of Mr. Babler’s then-unvested option award for 641,711 shares of our Class A common stock granted in September 2021 shall accelerate and become vested as of immediately prior to the closing of such change of control, provided he is still providing services to us at such time. In addition, if, following a change of control, including an excluded change of control, Mr. Babler is subject to a termination without cause or a constructive termination within 12 months following such change of control, then 100% of his then-unvested option award for 641,711 shares of our Class A common stock granted in September 2021 shall accelerate and become fully vested as of the termination date, conditioned upon Mr. Babler’s delivery of a general release of claims in favor of the Company.

Dr. Goldstein. Pursuant to Dr. Goldstein’s offer letter, if (a) his employment is terminated involuntarily without cause (as defined below) or (b) in the event of his constructive termination (as defined below), then Dr. Goldstein will be entitled to receive severance in the form of (i) continued payments of his then base salary for 9 months, subject to applicable taxes and withholding, (ii) reimbursement for expenses in continuing medical insurance benefits (excluding life insurance) for Dr. Goldstein and his dependents for up to 9 months and (iii) acceleration of his then-unvested equity grants as to the number of shares underlying such grants that would have been vested as of the first anniversary of the date of his termination, with such acceleration to be effective immediately prior to Dr. Goldstein’s termination. These severance benefits are conditioned upon Dr. Goldstein’s delivery of a general release of claims in favor of the Company. Further, in the event of a change of control (as defined below), other than an excluded change of control (as defined below), 50% of Dr. Goldstein’s then-unvested option award for 213,903 shares of our Class A common stock granted in September 2021 shall accelerate and become vested as of immediately prior to the closing of such change of control, provided he is still providing services to us at such time. In addition, if, following a change of control, including an excluded change of control, Dr. Goldstein is subject to a termination without cause or a constructive termination within 12 months following such change of control, then 100% of his then-unvested option award for 213,903 shares of our Class A common stock granted in September 2021 shall accelerate and become fully vested as of the termination date, conditioned upon Dr. Goldstein’s delivery of a general release of claims in favor of the Company.

Mr. Hardiman. Pursuant to Mr. Hardiman’s offer letter, if (a) his employment is terminated involuntarily without cause (as defined below) or (b) in the event of his constructive termination (as defined below), then Mr. Hardiman will be entitled to receive severance in the form of (i) continued payments of his then base salary for 9 months, subject to applicable taxes and withholding, (ii) reimbursement for expenses in continuing medical insurance benefits (excluding life insurance) for Mr. Hardiman and his dependents for up to 9 months and (iii) acceleration of his then-unvested equity grants as to the number of shares underlying such grants that would have been vested as of the first anniversary of the date of his termination, with such acceleration to be effective immediately prior to Mr. Hardiman’s termination. These severance benefits are conditioned upon Mr. Hardiman’s delivery of a general release of claims in favor of the Company. Further, in the event of a change of control (as defined below), other than an excluded change of control (as defined below), 50% of Mr. Hardiman’s then-unvested option award for 213,903 shares of our Class A common stock granted in September 2021 shall accelerate and become vested as of immediately prior to the closing of such change of control, provided he is still providing services to us at such time. In addition, if, following a change of control, including an excluded change of control, Mr. Hardiman is subject to a termination without cause or a constructive termination within 12 months following such change of control, then 100% of his then-unvested option award for 213,903 shares of our Class A common stock granted in September 2021 shall accelerate and become fully vested as of the termination date, conditioned upon Mr. Hardiman’s delivery of a general release of claims in favor of the Company.

In addition to the above, upon a change of control (as defined below) 50% of the then-unvested options held by each of Mr. Babler, Dr. Goldstein, and Mr. Hardiman will accelerate, and 100% of the then-unvested and outstanding options will accelerate upon a termination within 12 months following a change of control.

POP Options

Certain benefits apply to the options granted on May 6, 2024, to each of Mr. Babler, Dr. Goldstein and Mr. Hardiman, (the “POP Options”) under our 2024 POP. If the officer voluntarily resigns, the POP Options that have satisfied the service condition at the time of termination will remain outstanding and be eligible to vest for one year post-termination if the performance condition(s) with respect to such options are satisfied during the one year post-termination period. If the officer is terminated without cause or by constructive termination (as defined in the 2024 POP), the POP Options that have satisfied the service condition at the time of termination will remain outstanding and be eligible to vest for two years post-termination if the performance condition(s) with respect to such shares are satisfied during the two years post-termination period.

Upon a change in control (as defined in the 2024 POP), with respect to any portion of the performance condition(s) not yet satisfied, if the value of the property expected to be received by our stockholders as a result of such change in control equals or exceeds the applicable share price performance target, a number of shares subject to the POP Options will satisfy the performance condition with respect to such share price performance target as of immediately prior to the change in control.

Additionally, the service condition will be satisfied with respect to 100% of the POP Options immediately prior to a change in control if the officer (i) remains in continuous service through the change in control or (ii) is terminated without cause or by constructive termination prior to a change in control and the change in control occurs within one year following such termination. If the officer is terminated without cause or by constructive termination outside of a change in control, the service-based vesting condition will be satisfied as to an additional 1/3 of shares subject to each of the share price performance targets (see the subsection titled “—Outstanding Equity Awards at Fiscal Year End”).

For the purposes of Mr. Babler’s, Dr. Goldstein’s and Mr. Hardiman’s severance benefits, other than with respect to the POP Options, the following definitions apply:

●	“cause” means the officer’s separation by us for any of the following reasons: (i) the officer’s willful or gross neglect and material failure to perform his or her duties and responsibilities to us, including but not limited to a failure to cooperate with us in any investigation or formal proceeding; (ii) the officer’s commission of any act of fraud, embezzlement, dishonesty or any other intentional misconduct in connection with the officer’s responsibilities as an employee that is materially injurious to us; (iii) the unauthorized use or disclosure by the officer of any of our proprietary information or trade secrets or any other party to whom the officer owes an obligation of nondisclosure as a result of the officer’s relationship with us; (iv) the officer is convicted of, or enters a no contest plea to, a felony; or (v) the officer’s breach of any of the officer’s material obligations under any policy, written agreement or covenant with us (including the officer’s offer letter). A termination of employment under subparts (i), (iii) and (v) shall not be deemed cause unless the officer has first been given specific written notice of subpart and facts relied upon and thirty days to cure. The determination as to whether the officer is being terminated for cause, and whether the officer has cured any such actions or inactions during any thirty-day cure period with respect to subparts (i), (iii) and (v) and with respect to subpart (v) whether such breach is capable of being cured, shall be made in good faith by our Board.
●	“change of control” means (i) the date any non-affiliated “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities, other than pursuant to a sale by us of our securities in a transaction or series of related transactions the primary purpose of which is to raise capital for us; (ii) the date of the consummation of our merger or consolidation with any other corporation that has been approved by our stockholders, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the date of the consummation of our sale or disposition of all or substantially all of our assets.
●	“constructive termination” means the officer’s separation as the result of resignation for any of the following, except as otherwise agreed in writing by the officer: (i) a material reduction in the officer’s job duties, position and responsibilities, taken as a whole, other than in connection with an excluded change of control; (ii) we require the officer to relocate to a facility or location more than 35 miles from the primary location at which the officer was working for us immediately before the required change of location; (iii) any reduction of the officer’s base salary in effect immediately prior to such reduction (other than as part of an across-the-board, proportional reduction), or (iv) we materially breach the terms of the officer’s offer letter. In the event of the occurrence of a condition listed above, the officer must provide notice to us within 60 days of the occurrence of a condition listed above and allow us 30 days after the officer’s delivery of notice to cure such condition. Additionally, in the event we fail to cure the condition within the cure period provided, the officer must terminate employment with us within 10 days of the end of the cure period.

●	“excluded change of control” means (i) a change of control involving any transaction with Aclaris Therapeutics Inc. or (ii) a change of control with a special purpose acquisition company formed by, or affiliated with, Foresite Capital Management or its affiliated funds within 12 months of the officer’s start date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2024.

Other Compensation and Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, in each case on the same basis as all of our other employees. These employee benefit plans include medical, dental, vision, disability, employee assistance, life, accidental death and dismemberment insurance plans. We pay the premiums for the medical, dental, vision, life and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers. In addition, we provide the opportunity to participate in a 401(k) plan to our employees, including each of our named executive officers, as discussed in the subsection titled “—401(k) Plan” below.

401(k) Plan

Our named executive officers are eligible to participate in our defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may elect to defer up to 15% of their eligible compensation into the plan on a pretax or after tax basis, up to annual limits prescribed by the Internal Revenue Code of 1986, as amended.

Compensation Recovery (“Clawback”) Policy

In June 2024, the Board adopted a compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq rules, a copy of which was filed as an exhibit to our 2024 Annual Report on Form 10-K.

Non-Employee Director Compensation

The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the year ended December 31, 2024. Dr. Colowick and Dr. Tananbaum voluntarily waived all compensation for their service as a director during the year ended December 31, 2024. Mr. Babler, our President and Chief

Executive Officer, is also a member of our Board but did not receive any additional compensation for his service as a director. The compensation of Mr. Babler is set forth in the subsection titled “—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards(2)(3) ($)	Total ($)
Srinivas Akkaraju, Ph.D.	25,549	—	25,549
Julian Baker(1)	—	—	—
Alan B. Colowick, M.D., M.P.H.	—	—	—
Richard Gaster, M.D.(1)	—	—	—
Patrick Machado, J.D.	33,214	499,619	532,833
Sapna Srivastava, Ph.D.	25,549	381,522	407,071
James B. Tananbaum, M.D.	—	—	—
Zhengbin Yao, Ph.D.	24,272	408,074	432,346
(1)	Mr. Baker and Dr. Gaster each resigned from the Board effective June 7, 2024.
(2)	The amounts reported in this column reflect the aggregate grant date fair value of the stock options granted to the non-employee director during 2024, computed in accordance with FASB ASC, Topic 718, and do not reflect dollar amounts actually received by the non-employee director or the economic value that may be received by the non-employee director upon stock option exercise or any sale of the underlying shares of common stock.
(3)	The table below sets forth the aggregate number of shares subject to outstanding stock options, as of December 31, 2024, beneficially owned by each of our non-employee directors for the year ended December 31, 2024.
Name	Number of Shares Underlying Outstanding Options as of December 31, 2024
Srinivas Akkaraju, Ph.D.	—
Julian Baker	—
Alan B. Colowick, M.D., M.P.H.	—
Richard Gaster, M.D.	—
Patrick Machado, J.D.	38,000
Sapna Srivastava, Ph.D.	58,823
James B. Tananbaum, M.D.	—
Zhengbin Yao, Ph.D.	35,294

Our Board adopted a non-employee director compensation policy effective February 2025 that is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board:

●	an annual cash retainer of $40,000 (plus an additional $30,000 for the non-executive chair of our Board);
●	an additional annual cash retainer of $10,000, $7,500 and $5,000 for service as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively;
●	an additional annual cash retainer of $20,000, $15,000 and $10,000 for service as chair (in lieu of the additional annual cash retainer or services as a member) of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively;
●	an initial option grant to purchase 52,000 shares of our common stock on the date of each such non-employee director’s appointment to our Board; and
●	an annual option grant to purchase 26,000 shares of our common stock on the date of each of our annual stockholder meetings.

Each of the option grants described above under the non-employee director compensation policy will be granted under our 2024 Plan. Each initial option grant will vest over a three-year period, with 1/36th of the shares vesting in equal monthly installments following the date of grant, such that the option is fully vested on the third anniversary of the date of grant, subject to the director’s continuous service to us through each such vesting date, and will vest upon a Change in Control (as defined in the 2024 Plan), subject to the director’s continuous service to us through such date. Each annual option grant will vest and become exercisable subject to the director’s continuous service to us through the earlier of the first anniversary of the date of grant or the next annual stockholder meeting. The term of each option will be 10 years, subject to earlier termination as provided in the 2024 Plan.

We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1) (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by stockholders	9,458,788	$9.71	6,986,317
Equity compensation plans not approved by stockholders	—	—	—
Total	9,458,788	$9.71	6,896,317
(1)	Consists of outstanding awards under the 2021 Plan, the 2024 POP and the 2024 Plan. Excludes purchase rights accruing under our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Each offering under the 2024 ESPP consists of one six-month purchase period, and eligible employees may purchase shares of our common stock at a price equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. In December 2024, the Board approved the grant of purchase rights under an offering period beginning on January 24, 2025.
(2)	As of December 31, 2024, 6,986,317 shares of common stock remained available for future issuance under the 2024 Plan and the 2024 POP. Excludes 650,000 shares of common stock available for future issuance under the 2024 ESPP as of December 31, 2024. The number of shares remaining available for future issuance under the 2024 Plan automatically increases on January 1st each year, through and including January 1, 2034, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as determined by our Board prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the 2024 Plan automatically increased by 2,720,366 shares of our common stock. The number of shares remaining available for future issuance under the 2024 ESPP automatically increases on January 1st of each year through and including January 1, 2034, in an amount equal to the least of (i) 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 1,950,000 shares of our common stock, or (iii) a number of shares as determined by the Board prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the 2024 ESPP automatically increased by 544,073 shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of April 1, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of its common stock;
●	each of our directors;
●	each of our named executive officers identified in Item 11 of this report; and

●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 47,222,419 shares of our common stock and 7,184,908 shares of our non-voting common stock outstanding as of April 1, 2025. We have deemed the number of shares of common stock that a person has the right to acquire within 60 days after the date of this table (which includes the number of shares of non-voting common stock owned by such person to the extent they can be converted to common stock within 60 days after the date of this table), to be outstanding and to be beneficially owned by the person for the purpose of computing the percentage ownership of that person. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The table below does not reflect 7,184,908 shares of non-voting common stock held by affiliated holders subject to an ownership limitation in our amended and restated certificate of incorporate that prevents the conversion of such shares if, upon conversion, the converting holder and its affiliates would beneficially own in the aggregate, directly or indirectly, shares of voting common stock in excess of 4.99% of all shares outstanding at such time. The restriction can be waived by the holders upon 61 days’ prior written notice to us.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Alumis Inc., 280 East Grand Avenue, South San Francisco, CA 94080.

	Voting Common Stock
	Number of Shares	% of Total
Name of Beneficial Owner	Beneficially Owned	Voting Power
Greater than 5% Stockholders:
AyurMaya Capital Management Fund, LP(1)	10,645,966	22.5%
Entities affiliated with Foresite Capital Management(2)	15,152,954	32.1%
Samsara BioCapital, L.P.(3)	3,266,498	6.9%
venBio Global Strategic Fund IV, L.P.(4)	2,826,048	6.0%
Directors and Named Executive Officers:
Martin Babler(5)	2,464,632	5.0%
David Goldstein, Ph.D.(6)	732,968	1.5%
Roy Hardiman(7)	681,633	1.4%
Alan Colowick, M.D., M.P.H.(8)	10,662,070	22.6%
Sapna Srivastava, Ph.D.(9)	29,946	*
James B. Tananbaum, M.D.(2)	15,152,954	32.1%
Zhengbin Yao, Ph.D.(10)	27,807	*
Srinivas Akkaraju, M.D., Ph.D.(3)	3,266,498	6.9%
Patrick Machado	—	—
All directors and executive officers as a group (14 persons)(11)	34,946,709	66.6%
*	Represents beneficial ownership of less than 1%.
(1)	This information is as of April 1, 2025 and is based solely on information contained in the Schedule 13D/A filed with the SEC on February 10, 2025 by AyurMaya Capital Management Company, LP (the Investment Manager) and David E. Goel. The shares consist of 10,645,966 shares of common stock held by the Investment Manager. The Investment Manager, a Delaware limited partnership, serves as the investment advisor to AyurMaya Capital Management Fund, LP (AyurMaya Fund) with respect to the securities directly held by the AyurMaya Fund. Mr. Goel serves as the Managing Member of AyurMaya Capital Management Company GP, LLC, the general partner of the Investment Manager, and may be deemed to hold voting and dispositive power with respect to the securities directly held by the AyurMaya Fund. Alan Colowick, a Senior Managing Director of Matrix Capital Management Company LP, an affiliate of the Investment Manager, serves on our Board. The business address for each of the AyurMaya Fund, the Investment Manager and Mr. Goel is c/o AyurMaya Capital Management LP, Bay Colony Corporate Center, 1000 Winter St., Suite 4500, Waltham, MA 02451.

(2)	This information is as of April 1, 2025 and is based solely on information contained in the Schedule 13D filed with the SEC on July 5, 2024 by Foresite Capital Fund VI, L.P. (Fund VI), Foresite Capital Management VI, LLC (FCM VI), Foresite Capital Fund V, L.P. (Fund V), Labs Co-Invest V, LLC (Labs Co-Invest), Foresite Capital Management V, LLC (FCM V), Foresite Capital Opportunity Fund V, L.P. (Opportunity Fund V), Foresite Capital Opportunity Management V, LLC (FCOM V), Foresite Labs Fund I, L.P. (Labs Fund I), Foresite Labs Management I, LLC (FLM I), Foresite Labs Affiliates 2021, LLC (Labs Affiliates), Foresite Labs, LLC (Labs) and James B. Tananbaum. The shares consist of (i) 4,202,670 shares of common stock held by Fund VI, (ii) 5,584,889 shares of common stock held by Fund V, (iii) 194,459 shares held by Labs Co-Invest, (iv) 2,034,129 shares held by Opportunity Fund V, (v) 1,960,337 shares held by Labs Fund I, and (vi) 1,176,470 shares held by Labs Affiliates. James B. Tananbaum, M.D., is a member of our Board. FCM V is the general partner of Fund V and may be deemed to have sole voting and dispositive power over the shares held by Fund V; FCM VI is the general partner of Fund VI and may be deemed to have sole voting and dispositive power over the shares held by Fund VI; FCOM V is the general partner of Opportunity Fund V and may be deemed to have sole voting and dispositive power over the shares held by Opportunity Fund V; FCM V is the managing member of Labs Co-Invest may be deemed to have sole and dispositive power over the shares held by Labs Co-Invest; Foresite Labs, LLC is the managing member of Labs Affiliates may be deemed to have sole and dispositive power over the shares held by Labs Affiliates; and FLM I is the general partner of Labs Fund I may be deemed to have sole and dispositive power over the shares held by Labs Fund. Dr. Tananbaum is the managing member of FCM V, FCM VI, FCOM V and FLM I and may be deemed to have sole voting and dispositive power over shares held by Fund VI, Fund V, Labs Co-Invest, Opportunity Fund V and Labs Fund I. Dr. Tananbaum is the manager of Labs, the managing member of Labs Affiliates, and may be deemed to have sole voting and dispositive power over the shares held by Labs Affiliates. Each entity and Dr. Tananbaum disclaims beneficial ownership of these shares except to the extent of their respective pecuniary interests therein. The business address of Dr. Tananbaum and each of the entities listed above is 900 Larkspur Landing Circle, Suite 150, Larkspur, CA 94939.
(3)	This information is as of April 1, 2025 and is based solely on information contained in the Schedule 13D filed with the SEC on August 27, 2024 by Samsara BioCapital, L.P. (Samsara LP), Samsara BioCapital GP, LLC (Samsara GP) and Dr. Srinivas Akkaraju. Samsara GP is the general partner of Samsara LP. Dr. Akkaraju, as the managing member of Samsara GP, shares voting and investment authority over the shares held by Samsara LP. Dr. Akkaraju is a member of our Board. The business address of Dr. Akkaraju and each of the entities listed above is 628 Middlefield Road, Palo Alto, CA 94301. Samsara GP disclaims beneficial ownership in these shares except to the extent of its respective pecuniary interest therein.
(4)	This information is as of April 1, 2025 and is based solely on information contained in the Schedule 13G filed with the SEC on July 11, 2024 by venBio Global Strategic Fund IV, L.P. (Fund IV), venBio Global Strategic GP IV, LLC (General Partner IV), Robert Adelman and Corey Goodman. The shares consist of 2,826,048 shares of common stock held by Fund IV. General Partner IV is the sole general partner of Fund IV. Mr. Adelman and Mr. Goodman are members of General Partner IV. Accordingly, each of General Partner IV, Mr. Adelman and Mr. Goodman may be deemed to indirectly beneficially own these shares. The business address for each of the AyurMaya Fund, the Investment Manager and Mr. Goel is c/o venBio Partners, LLC, 1700 Owens Street, Suite 595, San Francisco, CA 94158.
(5)	Consists of (i) 106,454 shares of common stock held of record by the Martin Babler revocable trust UAD October 25, 2006, for which Martin Babler serves as a trustee, and (ii) 2,358,178 shares of common stock subject to options that are exercisable with 60 days of April 1, 2025. Mr. Babler holds sole voting and dispositive power with respect to the shares held by the Martin Babler revocable trust UAD October 25, 2006. Includes 478,288 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition (as defined in Item 11 of this report).
(6)	Consists of (i) 207,903 shares of common stock held of record by the Baily Goldstein Living Trust dated March 4, 2014, for which Dr. Goldstein serves as a trustee, (ii) 8,994 shares of common stock held of record by family members of Dr. Goldstein residing in his primary residence and (iii) 516,071 shares of common stock subject to options that are exercisable with 60 days of April 1, 2025. Dr. Goldstein holds shared voting and dispositive power with respect to the shares held by the Baily Goldstein Living Trust dated March 4, 2014. Includes 206,074 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.
(7)	Consists of (i) 175,401 shares of common stock held of record by Mr. Hardiman, (ii) 6,417 shares of common stock held of record by family members of Mr. Hardiman residing in his primary residence, and (iii) 499,815 shares of common stock subject to options that are exercisable within 60 days of April 1, 2025. Includes 206,074 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.
(8)	Consists of (i) 16,104 shares of common stock held by The Colowick Trust, for which Dr. Colowick serves as trustee, and (ii) the shares of common stock described in footnote (1) above, over which Dr. Colowick may be deemed to hold voting and dispositive power.
(9)	Consists of 29,946 shares of common stock subject to options that are exercisable within 60 days of April 1, 2025.
(10)	Consists of (i) 23,529 shares of common stock held of record by Dr. Yao and (ii) 4,278 shares of common stock subject to options that are exercisable within 60 days of April 1, 2025.
(11)	Consists of (i) 29,706,046 shares of common stock beneficially owned by our current executive officers and directors and (ii) 5,240,663 shares of common stock subject to options that are exercisable within 60 days of April 1, 2025. Includes 1,273,482 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

The following includes a summary of transactions since January 1, 2024 and any currently proposed transactions to which we have been or are to be a party in which the amount involved exceeded or will exceed the lesser of $120,000 and 1% of our total assets, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11, Executive Compensation. We also describe below certain other transactions with our directors, executive officers and stockholders.

Voting and Support Agreements

Concurrently with the execution of the Agreement and Plan of Merger (the “Merger Agreement”), dated February 6, 2025, by and among us, Arrow Merger Sub, Inc. (“Merger Sub”) and ACELYRIN, Inc. (“ACELYRIN”), pursuant to which Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of Alumis (the “Merger”), certain entities affiliated with Foresite Capital Management, certain entities affiliated with AyurMaya Capital Management Fund, LP, Samsara BioCapital, LP, and Martin Babler, who collectively held approximately 62% of the outstanding capital stock as of such date, entered into voting and support agreements, providing among other things, that such stockholders will vote all of their shares of capital stock in favor of adopting the Merger Agreement and approving the issuance of shares of our common stock to ACELYRIN stockholders in connection with the Merger.

Foresite Labs Services Agreement

In January 2021, we entered into a services agreement with Foresite Labs, LLC (“Foresite Labs”), an entity affiliated with Foresite Capital Management, a holder of more than 5% of our outstanding capital stock, which was amended on August 24, 2021 and further amended on December 22, 2023, and expires in December 2026, unless terminated earlier by the parties, pursuant to which Foresite Labs provides us with data and analytics services and other scientific support. Foresite Labs invoices us for the services quarterly in advance based on a mutually agreed service fee estimate, which is reconciled at the end of each quarter. For the year ended December 31, 2024, we recognized $0.9 million as research and development expenses under the service agreement. Accrued expenses under the service agreement were zero as of December 31, 2024.

Series C and Series C-1 Convertible Preferred Stock Financing

In March and May 2024, we issued and sold an aggregate of 82,529,783 shares of Series C redeemable convertible preferred stock at a purchase price of $3.13826 per share. The aggregate proceeds for the Series C redeemable convertible preferred shares were $258,999,917.04.

The following table summarizes the Series C and Series C-1 convertible preferred stock purchased by holders of more than 5% of our capital stock and entities affiliated with our executive officers and members of the Board.

Participants(1)	Shares of Series C Redeemable Convertible Preferred Stock (#)	Shares of Series C-1 Redeemable Convertible Preferred Stock (#)	Aggregate Proceeds ($)
AyurMaya Capital Management Fund, LP(2)	12,745,916	—	39,999,998.36
Entities affiliated with Baker Brothers Life Sciences, L.P.(3)	8,252,980	—	25,899,997.04
Entities affiliated with Foresite Capital Management(4)	19,118,870	—	59,999,985.00
Samsara BioCapital, LP(5)	7,966,196	—	24,999,994.26
venBio Global Strategic Fund IV, L.P.(6)	9,559,436	—	29,999,995.64

(1)	Additional details regarding these stockholders and their equity holdings are included under Item 12 of this report in the subsection titled “Security Ownership of Certain Beneficial Owners and Management.”
(2)	Alan Colowick, M.D., M.P.H., a member of the Board, is Managing Director of Matrix Capital Management Company, an affiliate of AyurMaya Capital Management Fund LP, a holder of greater than 5% of our capital stock. Immediately prior to the closing of our IPO, all shares of our Series C redeemable convertible preferred stock held by AyurMaya Capital Management Fund, LP converted into 2,726,398 shares of our common stock.
(3)	Consists of (i) 7,573,328 shares of our Series C redeemable convertible preferred stock issued to Baker Brothers Life Sciences, L.P. (“BBA”) and (ii) 679,652 shares of our Series C redeemable convertible preferred stock issued to 667, L.P (together with BBA, the “BBA Funds”). Immediately prior to the closing of our IPO, all shares of our Series C redeemable convertible preferred stock held by entities affiliated with BBA converted into 1,765,342 shares of our non-voting common stock.
(4)	Consists of (i) 4,779,718 shares of our Series C redeemable convertible preferred stock issued to Foresite Capital Fund V, L.P., (ii) 3,186,478 shares of our Series C redeemable convertible preferred stock issued to Foresite Capital Opportunity Fund V, L.P., (iii) 3,186,478 shares of our Series C redeemable convertible preferred stock issued to Foresite Labs Fund I, L.P., and (iv) 7,966,196 shares of our Series C redeemable convertible preferred stock issued to Foresite Capital Fund VI, L.P. Entities affiliated with Foresite Capital Management beneficially own more than 5% of our outstanding capital stock. James B. Tananbaum, M.D., a member of the Board, is President, Chief Executive Officer and a director of Foresite Capital Management. Immediately prior to the closing of our IPO, all shares of our Series C redeemable convertible preferred stock held by entities affiliated with Foresite Capital Management converted into 4,089,592 shares of our common stock.
(5)	Srinivas Akkaraju, M.D., Ph.D., a member of the Board, is the managing member of Samsara BioCapital, LP. Immediately prior to the closing of our IPO, all shares of our Series C redeemable convertible preferred stock held by Samsara BioCapital, LP converted into 1,703,998 shares of our common stock.
(6)	Richard Gaster, M.D., Ph.D., a former member of the Board who resigned from the Board in June 2024, is a managing partner of venBio Partners LLC. Immediately prior to the closing of our IPO, all shares of our Series C redeemable convertible preferred stock held by venBio Global Strategic Fund IV, L.P. converted into 2,044,798 shares of our common stock.

Concurrent Private Placement

In July 2024, we sold an aggregate of 13,125,000 shares of our common stock at a price to the public of $16.00 per share in our IPO. In connection with our IPO, AyurMaya Capital Management Fund, LP (“AyurMaya”), an existing holder of more than 5% of our capital stock, which is affiliated with one of our directors, agreed to purchase $40.0 million in shares of our common stock at the IPO price per share, in a private placement transaction (the “Concurrent Private Placement”). The sale of shares of our common stock in the Concurrent Private Placement to AyurMaya was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement with, among others, holders of more than 5% of our capital stock and entities with which certain of our directors are affiliated. Certain of the holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to certain exceptions. The investors’ rights agreement also provided for a right of first refusal in favor of certain holders of redeemable convertible preferred stock with regard to certain issuances of our capital stock. The right of first refusal terminated upon the consummation of our IPO.

Employment Agreements and Stock Option Grants to Directors and Executive Officers

We have entered into employment agreements with certain of our named executive officers and granted stock options to our named executive officers and certain of our directors, as more fully described in under Item 11, Executive Compensation.

Limitations on Liability and Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which will require us to indemnify them. These agreements provide, among other things, that we will indemnify our executive officer or director, under the circumstances and to the extent provided for in the indemnification agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of us, and otherwise to the fullest extent permitted under Delaware law and our amended and restated bylaws.

Related Person Transactions Policy and Procedures

We have adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board). Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 (or, if less, 1% of the average of our total assets in a fiscal year) and such person would have a direct or indirect interest, must be presented to our Audit Committee for review, consideration and approval or ratification.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts (including the proposed aggregate value), the interests, direct and indirect, of the related persons, the benefits to us of the transaction, the availability of other sources of comparable products or services, an assessment of whether the proposed related person transaction is on terms that are comparable to the terms available to or from, as the case maybe, an unrelated third party, and management’s recommendation.

To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In approving or rejecting any proposed related person transaction, our Audit Committee considers all relevant available facts and circumstances, including, but not limited to (a) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (b) the risks, costs and benefits to us, (c) the extent of the related person’s interest in the transaction, including, without limitation, the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, and (d) the availability of other sources for comparable services or products. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval or ratification. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee approves only those related person transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests and the best interests of our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Director Independence

Under the Nasdaq Listing Rules, independent directors must comprise a majority of a listed company’s board of directors within one year of the listing date. In addition, Nasdaq requires that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management or our independent auditors, and all other facts and circumstances the Board deemed relevant including the beneficial ownership of our common stock, the Board has affirmatively determined that none of our directors, other than Martin Babler, has any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules. Our Board has determined that Martin Babler is not an independent director by virtue of his service as our Chief Executive Officer. Accordingly, a majority of our directors are independent as required under applicable Nasdaq Listing Rules. In addition, the Board has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2024 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP, which sets forth the terms under which PricewaterhouseCoopers LLP performed audit services for the Company.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2024 and December 31, 2023 by PricewaterhouseCoopers LLP, our independent registered public accounting firm (in thousands).

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees(1)	$1,691	$786
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2	3
Total Fees	$1,693	$789
(1)	“Audit Fees” consist of fees in connection with the audit of our annual consolidated financial statements, including the audited financial statements as well as other financial statements presented in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO, the audited financial statements presented in our 2024 Annual Report on Form 10-K and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements for those fiscal years. Included in the fiscal year 2024 Audit Fees are fees billed in connection with our IPO.
(2)	“All Other Fees” consist of subscription fees to the online library of disclosure checklists and accounting research literature.

All fees described above were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve the audit and non-audit services rendered by our independent registered public accounting firm. The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. Pursuant to the policy, the Audit Committee delegated specific pre-approval authority to the chairperson of the Audit Committee, concurrent with the Audit Committee’s authority, to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $100,000 as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual service, but the chairperson’s exercise of such authority must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the registrants 2024 Annual Report on Form 10-K filed with the SEC on March 19, 2025:
(1)	Financial Statements – See the “Index to Consolidated Financial Statements included in Part II, Item 8. of the 2024 Annual Report on Form 10-K for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules – All financial statement schedules were omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes, included in the 2024 Annual Report on Form 10-K.

b)Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024)

4.1	Description of Capital Stock (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-42143) filed with the SEC on June 25, 2024)

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 4, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

4.3

Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

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

10.7

Forms of Stock Option Grant Notice, Stock Options Agreement and Notice of Exercise under the Alumis Inc. 2024 Performance Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.8

Alumis Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.9

Alumis Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

10.10

Form of Indemnification Agreement by and between Registrant and its directors and executive officers. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.11

Lease Agreement, dated as of August 11, 2022, by and between the Registrant and PG VII 280 East Grand, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.12

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Martin Babler (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.13

Offer Letter, dated as of September 15, 2021, by and between the Registrant and David Goldstein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.14

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Roy Hardiman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.15

Offer Letter, dated as of March 15, 2021, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.16

Amendment to Offer Letter, dated as of July 18, 2023, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.17

Offer Letter, dated as of November 12, 2021, by and between the Registrant and Derrick Richardson (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.18

Offer Letter, dated as of January 12, 2022, by and between the Registrant and Sara Klein (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.19

Offer Letter, dated as of March 22, 2022, by and between the Registrant and John Schroer (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.20

Offer Letter, dated as of June 24, 2022, by and between the Registrant and Jörn Drappa (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.21

Stock Purchase Agreement, dated as of March 5, 2021, by and among the Registrant, FronThera International Group Limited and FronThera U.S. Holdings, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.22	Alumis Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2025)

19.1

Alumis Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

23.1

Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Alumis Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

24.1	Power of Attorney (included on the signature page to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

31.3*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1#

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

32.2#

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

97.1

Alumis Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH

XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025)

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
#

The certifications accompanying the Annual Report on Form 10-K as filed with the SEC on March 19, 2025 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed to be “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized

Date: April 23, 2025

ALUMIS INC.

	By:	/s/ Martin Babler
Name: Martin Babler
Title: President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Representative)