Form 10-Q
period 2025-03-31
ALUMIS INC.
filed 2025-05-14
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025, the registrant had 47,220,636 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding the announced merger transaction with ACELYRIN, Inc. (“ACELYRIN”);
●	our expectations regarding the potential benefits of our strategy;
●	our expectations regarding the operation of our product candidates and related benefits;
●	the success of competing therapies that are, or may become, available;
●	developments related to our competitors and our industry, including competing product candidates and therapies;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;

●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$128,543	$169,526
Marketable securities	80,206	118,737
Research and development prepaid expenses	12,863	13,424
Other prepaid expenses and current assets	3,918	4,501
Total current assets	225,530	306,188
Restricted cash, non-current	1,162	1,106
Property and equipment, net	20,328	20,968
Operating lease right-of-use assets, net	14,233	12,723
Other long-term assets	45	7
Total assets	$261,298	$340,992
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,473	$9,624
Research and development accrued expenses	34,699	29,149
Other accrued expenses and current liabilities	15,733	10,580
Operating lease liabilities, current	2,545	1,557
Total current liabilities	60,450	50,910
Deferred revenue, non-current	2,611	—
Operating lease liabilities, non-current	29,335	29,165
Share repurchase liability	588	813
Total liabilities	92,984	80,888
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of March 31, 2025 and December 31, 2024; 47,222,419 voting shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of March 31, 2025 and December 31, 2024; 7,184,908 non-voting shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	925,831	918,610
Accumulated other comprehensive income (loss)	(8)	40
Accumulated deficit	(757,514)	(658,551)
Total stockholders’ equity	168,314	260,104
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$261,298	$340,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
License revenue	$17,389	$—
Total revenue	17,389	—
Operating expenses:
Research and development expenses, including related party expenses of $262 and $421 for the three months ended March 31, 2025 and 2024, respectively	96,622	41,961
General and administrative expenses	22,295	5,632
Total operating expenses	118,917	47,593
Loss from operations	(101,528)	(47,593)
Other income (expense):
Interest income	2,609	854
Change in fair value of derivative liability	—	(3,095)
Other income (expenses), net	(44)	(15)
Total other income (expense), net	2,565	(2,256)
Net loss	$(98,963)	$(49,849)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(48)	(3)
Net loss and other comprehensive loss	$(99,011)	$(49,852)
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(21.03)
Weighted-average shares of common stock outstanding, basic and diluted	54,280,264	2,370,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	—	$—	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	—	$—	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	85,960,088	$375,370	2,675,979	$1	$25,055	$2	$(364,318)	$(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and offering costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercised stock options	—	—	3,186	—	29	—	—	29
Vesting of early exercised stock options	—	—	—	—	494	—	—	494
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,657	—	—	2,657
Other comprehensive income (loss), net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(49,849)	(49,849)
Balance at March 31, 2024	127,224,979	$495,575	2,679,165	$1	$28,241	$(1)	$(414,167)	$(385,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(98,963)	$(49,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,995	2,657
Change in fair value of derivative liability	—	3,095
Net accretion of discounts on marketable securities	(983)	(48)
Depreciation and amortization	843	758
Non-cash lease expense	266	11
Changes in operating assets and liabilities:
Research and development prepaid expenses	561	(2,949)
Other prepaid expenses and other assets	583	(165)
Other long term assets	(38)	—
Accounts payable	(2,151)	5,715
Deferred revenue	2,611	—
Research and development accrued expenses	5,550	229
Other accrued expenses and current liabilities	4,988	(3,212)
Operating lease liabilities	(617)	(504)
Net cash used in operating activities	(80,355)	(44,262)
Cash flows from investing activities
Maturities of marketable securities	64,000	1,000
Purchases of marketable securities	(24,535)	(19,655)
Purchases of property and equipment	(37)	(155)
Net cash provided by (used in) investing activities	39,428	(18,810)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs	—	129,118
Proceeds from issuance of common stock upon exercise of stock options	—	29
Net cash provided by financing activities	—	129,147
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,927)	66,075
Cash, cash equivalents and restricted cash at beginning of period	170,632	47,133
Cash, cash equivalents and restricted cash at end of period	$129,705	$113,208
Supplemental disclosures:
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$—	$8,913
Vesting of early exercised stock options and unvested restricted shares of common stock	$226	$500
Deferred offering costs in accounts payable and other accrued expenses and current liabilities	$—	$235
Right-of-use assets obtained in exchange for operating lease liabilities	$1,776	$—
Purchases of property and equipment in other accrued expenses and current liabilities	$165	$301
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$128,543	$112,071
Restricted cash	—	113
Restricted cash, non-current	1,162	1,024
Total cash, cash equivalents and restricted cash	$129,705	$113,208

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

The Company was founded on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. on March 8, 2021, and to Alumis Inc. on January 6, 2022. The Company is headquartered in South San Francisco, California. As of March 31, 2025, the Company had one wholly owned subsidiary, Arrow Merger Sub, Inc. (“Merger Sub”), incorporated in January 2025.

Reverse Stock Split

On June 19, 2024, the board of directors approved, and on June 20, 2024, the Company effected, a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1-for-4.675 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which were automatically convertible into shares of common stock upon the closing of the Company’s initial public offering (the “IPO”) of common stock, were proportionally adjusted.

IPO and Concurrent Private Placement

On July 1, 2024, the Company completed its IPO, pursuant to which it issued and sold 13,125,000 shares of its common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. On July 17, 2024, an existing investor and a holder of more than 5% of the Company’s capital stock, purchased an additional 2,500,000 shares of the Company’s common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”).

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Merger Agreement

On February 6, 2025, the Company entered into an Agreement and Plan of Merger and, on April 20, 2025, the Company entered into an Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) with ACELYRIN, Inc., a Delaware corporation (“ACELYRIN”), and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement was approved by the disinterested directors on the Company’s board of directors and the board of directors of ACELYRIN and is subject to stockholder approval by the stockholders of each company and satisfaction or waiver of other closing conditions. The Merger is anticipated to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, and at the effective time of the Merger (the “Effective Time”), the Company will (i) issue shares of its common stock in exchange for ACELYRIN issued and outstanding common stock shares (the number of shares of the Company’s common stock issued in exchange for each share of ACELYRIN common stock, the “Exchange Ratio”) and will pay cash for any fractional shares, (ii) assume options of ACELYRIN option holders with an exercise price of $18.00 or less outstanding and unexercised immediately prior to the Effective Time, which will be exercisable in the Company’s common stock, (iii) assume restricted stock units (“RSUs”) outstanding and unvested immediately prior to the Effective Time, and (iv) assume performance RSUs outstanding and unvested immediately prior to the Effective Time, which will be convertible into the Company’s RSUs awards subject only to a service vesting condition.

Outstanding shares, options, RSUs and performance RSUs will be exchanged at the Exchange Ratio of 0.4814-for-one. ACELYRIN’s outstanding and unexercised options with exercise prices more than $18.00 will be cancelled. Exercise prices for the assumed options will be determined as the product of the original exercise prices multiplied by the reciprocal of the Exchange Ratio. Converted ACELYRIN options and RSUs will continue to vest in accordance with their original terms. Performance RSUs will be deemed to have 100% satisfied their performance conditions and will vest in three equal installments on May 15 of calendar years 2025, 2026 and 2027, unless the closing of the Merger occurs after May 15, 2025, in which case the converted performance RSUs will vest in two equal installments on May 15 of calendar years 2026 and 2027, subject to the holder of the converted performance RSUs remaining in service with Alumis or any of its subsidiaries on such date.

Consummation of the Merger is subject to certain closing conditions, including the absence of any law or judgment that restrains, enjoins or otherwise prohibits consummation of the Merger, the effectiveness of a registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) by the Company, adoption of the Merger Agreement by the holders of a majority of the outstanding ACELYRIN Shares at ACELYRIN’s stockholders’ meeting, and approval of the share issuance by the holders of a majority of votes of the Company’s common stock cast at the Company’s stockholders’ meeting.

The Merger Agreement contains certain termination rights for both the Company and ACELYRIN, including the right of either party to terminate the Merger Agreement if the transactions have not been consummated prior to July 7, 2025. The Company or ACELYRIN will pay a termination fee of $10.0 million or $10.0 million, respectively, under certain circumstances, including termination to accept and enter into a definitive agreement with respect to a superior proposal. Immediately following the Merger, the Company’s pre-Merger equityholders are expected to collectively own approximately 52% of the shares of the combined company and the pre-Merger equityholders of ACELYRIN as of immediately prior to the Merger are expected to collectively own approximately 48% of the combined company, in each case, calculated on a fully diluted basis as of January 31, 2025.

The Merger will be accounted for as a business combination under the provisions of the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the Company being treated as the accounting acquirer. This determination is primarily based on a number of factors expected at the closing of the Merger, including: (i) which entity

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

is issuing its equity interests, (ii) the expectation that, following the Effective Time, the holders of shares of the Company’s common stock will hold, in the aggregate, more than 50% of the issued and outstanding shares of the Company’s common stock immediately following the Effective Time, (iii) the intended corporate governance structure of the Company following the Effective Time, (iv) the intended senior management of the Company following the Effective Time, and (v) the terms of the share exchange. Net assets acquired will be recognized at their fair value at the closing of the Merger. Goodwill will be calculated as a difference between the purchase consideration and the fair value of net assets acquired.

The Merger is expected to close in the second quarter of 2025. The Company recognized Merger transaction costs of approximately $7.7 million in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025.

Liquidity and Going Concern

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three months ended March 31, 2025 and 2024, the Company incurred net losses of $99.0 million and $49.8 million, respectively. Cash used in operating activities was $80.4 million and $44.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $757.5 million.

The Company has historically financed its operations primarily through issuance of common stock, including in its IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, an upfront payment related to its collaboration and license agreement. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $208.7 million as of March 31, 2025, will not be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements and there is substantial doubt about the Company’s ability to continue as a going concern.

If the Merger closes, the Company’s liquidity would improve. However, as of the date of the issuance of these unaudited condensed consolidated financial statements, the Merger has not been completed and there can be no assurance that it will be consummated.

The Company will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. The Company’s management plans to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, on the terms which are favorable, the Company could be required to delay, scale back, or abandon some or all of its planned development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025, except collaboration arrangements and revenue recognition and stock-based compensation expense, as discussed below.

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

The Company’s unaudited condensed consolidated financial statements include the accounts of Merger Sub, a wholly owned subsidiary, and all intercompany transactions were eliminated. Prior to their dissolution, the Company’s condensed consolidated financial statements included the accounts of FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, and all intercompany transactions were eliminated. FronThera U.S. Holdings, Inc. was dissolved on April 8, 2024 and FronThera U.S. Pharmaceuticals LLC was dissolved on March 14, 2024.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet as of December 31, 2024, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to revenue recognition, accruals for research and development expenses, stock-based compensation expense, the fair value of common stock and the fair value of the derivative liability. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and Israel and the surrounding areas). These worldwide economic conditions have continued into 2025 and may negatively impact the Company’s business, financial position and results of operations.

Collaboration Arrangements and Revenue Recognition

The Company earns revenue from collaboration agreements that allow collaborators to develop, manufacture and commercialize product candidates. Arrangements with collaborators may include intellectual property licenses, research and development services, manufacturing services for clinical and commercial supply and participation in joint steering committees. At the inception of an agreement, the Company evaluates if an agreement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). For collaborative arrangements that fall within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate.

Under ASC 606, the Company recognizes revenue in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services when its collaborator, or customer, obtains control of promised goods or services. The Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) the customer obtains control of the product or service.

The Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

The Company determines the transaction price based on the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to the customer. Consideration may be fixed, variable, or a combination of both. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront payments, reimbursement for research services, payments for clinical supplies, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments. Variable consideration, such as performance-based milestones, are included in the total consideration if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. The Company includes cost reimbursements included the transaction price using the expected value method. The Company excludes sales-based royalty and milestone payments from the total consideration it expects to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the collaboration arrangements.

The Company then allocates the transaction price to each distinct performance obligation based on the relative standalone selling price. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, probabilities of technical and regulatory success, and the expected level of effort for research and development services. The Company recognizes revenue associated with each performance obligation as the control over the promised goods or services transfer to its collaborators which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. The Company evaluates the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis. Consideration allocated to options that include material rights is deferred until the options are exercised or expire.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. Consideration received that does not meet the requirements to satisfy ASC 606 revenue recognition criteria is recorded as deferred revenue in the consolidated balance sheets, classified as either current (less than 12 months) or non-current (more than 12 months) deferred revenue based on the Company’s best estimate of when such revenue will be recognized. See Note 6 for additional information.

Stock-Based Compensation Expense

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense related to stock purchase rights under the Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) is measured based on grant date at fair value using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. Stock-based compensation expense is recognized on a straight-line basis over the offering period.

The Company accounts for award forfeitures as they occur and classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary or services costs are classified.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. ASU 2023-09 should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of this standard on its disclosure in its consolidated financial statements for the year ending December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220) (“ASU 2024-03”), requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The requirements of ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

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

Level 1 financial instruments are comprised of money market funds and U.S. treasuries. Level 2 financial instruments are comprised of U.S. treasuries. Usually, short term marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Level 3 financial instruments include derivative liabilities issued in March 2024 and settled in May 2024 in connection with the closing of the second tranche of the Series C redeemable convertible preferred stock financing.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$110,084	$—	$—	$110,084
Marketable securities
U.S. treasuries	25,222	54,984	—	80,206
Total assets	$135,306	$54,984	$—	$190,290

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$168,847	$—	$—	$168,847
Marketable securities
U.S. treasuries	47,137	71,600	—	118,737
Total assets	$215,984	$71,600	$—	$287,584

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

The following table provides a range of assumptions used in the valuation of the derivative liabilities for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Expected term (in years)	0.2 – 0.4
Volatility	55.1% – 59.9%
Risk-free interest rate	5.4% – 5.5%
Dividend yield	0.00%
Probability of option exercise	10.0% – 90.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instrument, the derivative liabilities, for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31,
2024
Fair value at beginning of period	$—
Fair value upon issuance	8,913
Changes in fair value	3,095
Fair value at end of period	$12,008

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not have Level 3 financial instruments during the three months ended March 31, 2025. There were no transfers between Level 1, Level 2 or Level 3 categories for the three months ended March 31, 2025 and 2024.

4.	Marketable Securities

Marketable securities, which are classified as available-for-sale marketable securities, consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. treasuries	$80,214	$5	$(13)	$80,206
Total short-term marketable securities	$80,214	$5	$(13)	$80,206

	December 31, 2024
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. treasuries	$118,697	$45	$(5)	$118,737
Total short-term marketable securities	$118,697	$45	$(5)	$118,737

All marketable securities held as of March 31, 2025 and December 31, 2024, had contractual maturities of less than one year.

As of March 31, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three months ended March 31, 2025 and 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.Balance Sheet Components

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$500	$695
Prepaid subscriptions	1,677	1,232
Interest receivable	422	698
Tax receivable	865	1,114
Other	454	762
Total other prepaid expenses and current assets	$3,918	$4,501

Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Estimated Useful Life	March 31,	December 31,
	(in years)	2025	2024
Leasehold improvements	Shorter of useful life or lease term	$17,655	$17,618
Laboratory equipment	5	5,392	5,227
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		25,727	25,525
Less: Accumulated depreciation and amortization		(5,399)	(4,557)
Total property and equipment, net		$20,328	$20,968

Depreciation and amortization expense was $0.8 million for the three months ended March 31, 2025 and 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued personnel and related expenses	$3,660	$7,765
Accrued professional services	11,658	2,657
Accrued other expenses	415	158
Total other accrued expenses and current liabilities	$15,733	$10,580

6.	Revenue

On March 25, 2025, (the “Effective Date”) the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). Under the terms of the Collaboration Agreement, the Company granted to Kaken an exclusive right to develop, manufacture and commercialize ESK-001 for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Collaboration Agreement, the Company is responsible for the global development of ESK-001 in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of ESK-001 in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities. The Collaboration Agreement further provides that the Company will retain rights to ESK-001 in all other indications and geographies.

In March 2025, Kaken made an upfront, non-refundable payment of $20.0 million to the Company. In addition, Kaken will pay the Company an aggregate of $20.0 million towards global development costs for ESK-001 in the dermatology field through the end of 2026, and thereafter will pay a specified share of development costs applicable to the dermatology field, and for any field for which Kaken exercises its option, subject to Kaken's right to opt out of cost-sharing in certain indications in specified circumstances. In addition, Kaken would pay the Company up to an aggregate of $36.0 million upon the achievement of regulatory milestones and upon Kaken’s exercise of its field expansion options for the rheumatology and gastrointestinal fields. In addition, the Company is entitled to receive aggregate payments of up to ¥15.5 billion upon the achievement of commercial milestones, plus tiered royalties at percentages ranging from the low double digits into the twenties on aggregate net sales of ESK-001 in Japan.

The Company evaluated the Collaboration Agreement and concluded it was within the scope of ASC 606. As of the Effective Date, the Company identified four performance obligations: (1) license to develop, manufacture and commercialize ESK-001 (the “License Obligation”), (2) development services that support the global development of ESK-001 (the “Development Services Obligation”), (3) the manufacture of the clinical supply in Japan (the “Manufacturing Services Obligation”) and (4) a material right related to the option for rheumatology disease (the “Material Right Obligation”). The License Obligation was considered functional intellectual property and distinct from other promises under the contract, as Kaken can benefit from the license on its own or together with other readily available resources. The Development Services Obligation and Manufacturing Services Obligation were considered distinct as Kaken could benefit from both of these separately with the license transferred by the Company at the inception of the agreement. The option in the rheumatology field contained a material right because its exercise does not require payment of a fee that is commensurate with the value of the additional license. No material right was assigned to the gastrointestinal field since its estimated fair value did not exceed the exercise price of the option.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The transaction price includes the upfront license fee of $20.0 million, the global development cost reimbursement of $20.0 million in the dermatology field through the end of 2026, the estimated global development cost reimbursement in the dermatology field after 2026 of $1.5 million and an immaterial amount of variable consideration related to the Manufacturing Services Obligation. The Company determined that any variable consideration related to development and regulatory milestones was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to the high degree of uncertainty and risk associated with these potential payments, and the Company could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

The Company developed the estimated standalone selling prices for the License Obligation and Material Right Obligation primarily based on the probability-weighted value of expected future revenues associated with each underlying license. In developing such estimates, the Company applied judgment in determining the forecasted revenue, taking into consideration the applicable market conditions, the probability of success, and the time needed to develop each indication for which the license relates. The Company developed the estimated standalone selling price for the development services and clinical supply primarily based on the resources to be committed to perform the service.

At inception of the contract, the Company allocated $17.4 million to the License Obligation, $20.8 million to the Development Services Obligation, $3.3 million to the Material Right Obligation and an immaterial amount to the Manufacturing Services Obligation. The License Obligation was satisfied in March 2025 upon transfer of the license to Kaken. For the Development Services Obligation, the Company recognizes revenue over time as Kaken consumes the benefit of such services as they are being performed. The Company measures proportional performance over time for the Development Services Obligation by using an input method based on cost incurred relative to the total estimated cost of the obligation on a quarterly basis. The Company re-evaluates the transaction price as uncertain events are resolved or other changes in circumstances occur as of the end of each reporting period.

For the three months ended March 31, 2025, the Company recognized revenue of $17.4 million related to the License Obligation. As of March 31, 2025, deferred revenue, non-current was $2.6 million and relates to the Material Right Obligation. The aggregate estimated amount of transaction price that was unsatisfied as of March 31, 2025 was $24.1 million, of which $20.8 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of ESK-001 in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of March 31, 2025 related to the Material Right Obligation and is deferred until the option is exercised or expires.

7.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.4 million as research and development expenses under the service agreement, respectively. Accrued expenses under the service agreement were zero as of March 31, 2025 and December 31, 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Commitments and Contingent Liabilities

Operating Leases

In August 2022, the Company entered into a lease agreement for 55,000 square feet of office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The Company constructed leasehold improvements in the space, which were concluded to be lessee assets. The lessor provided the Company a tenant improvement allowance of $17.2 million, of which $0.5 million was received in the year ended December 31, 2022, and $16.7 million was received in the year ended December 31, 2023, and was accounted for as a reduction to lease payments. At the commencement date, future lease payments totaled $37.9 million, including $54.6 million in gross fixed payments less $16.7 million in lease incentives expected to be received during the first year of the lease. The lease liability at lease commencement was calculated to be $14.1 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 11.4%. Following the commencement date, the Company measured its lease liability and right-of-use asset in accordance with ASC 842-20-35-3. In accordance with this guidance, future lease payments increased as the $16.7 million incentive was received and future gross fixed payments were no longer offset by these incentives. Leasehold improvements were reflected in property and equipment, net in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

In December 2024, the Company entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease has a contractual termination date of December 2026, with the right to extend the lease for an additional two years subject to certain conditions. The Company determined that, for accounting purposes, the commencement date of the lease is in January 2025 and the lease term ends in December 2026, as it not reasonably certain that the lease will be extended. As of the commencement date, future lease payments totaled $1.9 million and the lease liability was calculated to be $1.8 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 7.9%.

The Company maintains letters of credit representing security deposits on its leases in the amount of $1.2 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively. The letters of credit were reflected in restricted cash, non-current in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,115	$876
Variable lease costs	351	330
Total lease costs	$1,466	$1,206

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$1,468	$1,350

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	8.1	8.7
Weighted-average incremental borrowing rate	11.2%	11.4%

Future minimum lease payments under non-cancelable leases as of March 31, 2025, were as detailed below (in thousands):

2025 (remainder of the year)	$4,474
2026	6,055
2027	5,296
2028	5,474
2029	5,658
Thereafter	21,857
Total undiscounted lease payments	48,814
Less: Imputed interest	(16,934)
Total operating lease liabilities	$31,880

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. (the “FronThera Acquisition”), and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, the Company met a milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of March 31, 2025.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

9.	Redeemable Convertible Preferred Stock

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

Immediately prior to the closing of the Company’s IPO on July 1, 2024, all outstanding shares of the Company’s redeemable convertible preferred stock were converted and then redesignated into voting and non-voting common stock and are no longer outstanding.

10.	Stockholders’ Equity

As of March 31, 2025, the Company was authorized to issue 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with par values of $0.0001 per share. As of March 31, 2025, there were no shares of preferred stock issued or outstanding, 47,222,419 shares of voting common stock issued and outstanding and 7,184,908 shares non-voting common stock issued outstanding.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Outstanding and issued stock options	13,245,589	9,458,788
Shares available for grant under 2024 Equity Incentive Plan	5,827,082	6,893,517
Shares available for grant under 2024 Employee Stock Purchase Plan	1,194,073	650,000
Shares available for grant under 2024 Performance Option Plan	92,800	92,800
Total	20,359,544	17,095,105

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The Company recognized less than $0.1 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024.

The following table summarizes the activity for the Company’s restricted common stock for the three months ended March 31, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,583	$2.90
Vested	(2,583)	$2.90
Unvested as of March 31, 2025	—	$—

11.	Stock-Based Compensation

2021 Stock Plan

In February 2021, the Company adopted its 2021 Stock Plan (the “2021 Plan”), which provided for stock awards to eligible employees, directors and consultants of the Company. Awards issuable under the 2021 Plan included incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock units (“RSUs”) and stock grants. Subsequent to

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2024, the Company granted NSOs to employees to purchase 1,880,680 shares of common stock at an exercise price of $10.19 under the 2024 POP. Options generally vest on the date when the Company meets certain common stock public market price specified targets after the end of the lock-up period, subject to continuous service through each respective vest date. The price targets are calculated based on the volume weighted average price per share over 30 consecutive trading dates, in accordance with the grant terms. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable six-year performance period. The service condition includes monthly vesting over 36 months from the vesting commencement date and the employee’s continuous service with the Company through each such monthly vesting date. The terms of the 2024 POP permit option holders to exercise options before their options are vested if the market condition has been met.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 EIP by 2,720,366 in the three months ended March 31, 2025. No more than 43,888,017 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 EIP.

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

Stock Option Activity

2021 Plan and 2024 EIP

The following table summarizes the Company’s option activity under the 2021 Plan and the 2024 EIP for the three months ended March 31, 2025. The table includes early exercised shares as part of options exercised.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,670,908	$9.59	8.2	$1,777
Granted	3,815,440	$5.09
Exercised	—	$—		$—
Forfeited or expired	(28,639)	$9.75
Outstanding, vested and expected to vest as of March 31, 2025	11,457,709	$8.09	8.6	$5,091
Exercisable as of March 31, 2025	6,557,242	$9.30	7.7	$1,018

Total exercisable shares of 6,557,242 as of March 31, 2025 included 3,463,556 unvested shares that were early exercisable under the 2021 Plan. The total fair value of shares vested for the three months ended March 31, 2025 and 2024 was $3.4 million and $4.5 million, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2024 POP

The following table summarizes the Company’s stock option activity under the 2024 POP for the three months ended March 31, 2025.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	1,787,880	$10.19	9.3	$—
Granted	—	$—
Forfeited or expired	—	$—
Outstanding, vested and expected to vest as of March 31, 2025	1,787,880	$10.19	9.1	$—
Exercisable as of March 31, 2025	—	$—	—	$—

Valuation of Stock Options Granted under the 2021 Plan and the 2024 EIP

The weighted-average grant date fair value of stock options granted under the 2021 Plan and the 2024 EIP for the three months ended March 31, 2025 and 2024 was $4.10 and $8.43 per stock option, respectively.

The fair value of stock options granted under the 2021 Plan and the 2024 EIP for the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.04 - 6.08	6.08
Volatility	98.84% - 99.18%	104.61% - 104.63%
Risk-free interest rate	4.04% - 4.65%	4.20%
Dividend yield	0.00%	0.00%

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, there was $0.6 million and $0.8 million share repurchase liability related to the unvested shares, respectively, included in share repurchase liability in the consolidated balance sheets.

The following table summarizes the activity for the Company’s early exercised shares for the three months ended March 31, 2025:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2024	146,683	$5.53
Vested	(43,733)	$5.10
Unvested as of March 31, 2025	102,950	$5.71

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reserved under the 2024 ESPP by 544,073 in the three months ended March 31, 2025. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. In December 2024, the Company’s board of directors approved the grant of stock purchase rights under an offering period beginning on January 24, 2025 and ending on May 20, 2025, the purchase date.

The fair value of shares expected to be purchased on May 20, 2025 was $2.21 per share and is measured based on grant date at fair value using the Black-Scholes option-pricing model and includes an expected term of 0.32 years, volatility of 79.42%, risk-free interest rate of 4.25% and a dividend yield of 0%.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,719	$1,444
General and administrative	3,276	1,213
Total stock-based compensation expense	$6,995	$2,657

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss by award type for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$6,803	$2,639
ESPP	186	—
Restricted stock awards	6	18
Total stock-based compensation expense	$6,995	$2,657

Stock-based compensation expense related to non-employee awards was $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was unrecognized stock-based compensation expense of $63.1 million related to issued stock-based awards which the Company expects to recognize over a weighted-average period of 2.8 years.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(98,963)	$(49,849)
Denominator:
Weighted-average shares of common stock outstanding	54,407,327	2,679,165
Less: Weighted-average shares of common stock subject to repurchase	(127,063)	(309,114)
Weighted-average shares of common stock outstanding, basic and diluted	54,280,264	2,370,051
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(21.03)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	March 31, 2025	March 31, 2024
Stock options issued and outstanding	13,245,589	5,565,543
Unvested restricted common stock and early exercised stock options	102,950	275,295
Common stock issuable under the 2024 ESPP	158,031	—
Redeemable convertible preferred stock issued and outstanding, as converted	—	27,213,865
Total	13,506,570	33,054,703

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three months ended March 31, 2025 and 2024.

14.	Segment Reporting

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Chief Executive Officer, regularly reviews consolidated net loss as reported in the Company’s consolidated statements of operations and comprehensive loss as compared to budget. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the significant expense categories included within consolidated net loss presented in the Company’s consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
License revenue	$17,389	$—
Total revenue	17,389	—
Operating expenses:
Research and development expenses
External costs
Clinical Research Organizations, Contract Manufacturing Organizations and clinical trials	65,072	24,264
Professional consulting services	6,403	3,525
Other research and development costs	2,296	1,997
Internal costs
Personnel-related costs	17,659	9,096
Facilities and overhead costs	5,192	3,079
Total research and development expense	96,622	41,961
General and administrative expenses	22,295	5,632
Total operating expenses	118,917	47,593
Loss from operations	(101,528)	(47,593)
Total other income (expense), net	2,565	(2,256)
Consolidated net loss	$(98,963)	$(49,849)

15. Subsequent Events

On May 13, 2025, the Company held a special meeting (the “Alumis Special Meeting”) of the Company’s stockholders, and ACELYRIN held a special meeting (the “ACELYRIN Special Meeting”) of its stockholders. At the Alumis Special Meeting, the proposal to approve the issuance of shares of the Company’s common stock to ACELYRIN stockholders in connection with the Merger contemplated by the Merger Agreement was approved. At the ACELYRIN Special Meeting, the proposal to approve the adoption of the Merger Agreement was approved.

The Merger is expected to close in the second quarter of 2025, subject to satisfaction of certain customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed with the SEC on March 19, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. ESK-001 has demonstrated significant therapeutic effect in our Phase 2 program in patients with moderate-to-severe plaque psoriasis (“PsO”), and is currently being evaluated in an additional Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report results in 2026. With the favorable results in our Phase 2 clinical trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel Phase 3 clinical trials of ESK-001 in this indication and for which we expect to report topline results early in the first quarter of 2026. These parallel Phase 3 clinical trials also include one long-term extension (“LTE”) study, ONWARD3. In addition, the open-label extension (“OLE”) of our Phase 2 clinical trial in PsO remains ongoing. TYK2 genetic mutations are associated with a strong protective effect in multiple sclerosis, motivating us to develop our second product candidate, A-005, as a CNS-penetrant, allosteric TYK2 inhibitor for neuroinflammatory and neurodegenerative diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024.

Since our inception, we have devoted substantially all of our efforts to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting preclinical studies and clinical trials, establishing and protecting our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and increasing substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. Our ability to achieve and sustain profitability will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis.

To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock and the issuance of convertible promissory notes in private placements. In July 2024, we closed our IPO and the Concurrent Private Placement and received $233.3 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of March 31, 2025, we had $208.7 million in cash, cash equivalents and marketable securities.

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the three months ended March 31, 2025 and 2024 was $99.0 million and $49.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $757.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	continue committing substantial capital resources to the contemplated Merger, and if the Merger closes, the anticipated integration and development activities related to the acquired ACELYRIN business;
●	explore additional indications for our existing product candidates;
●	hire additional clinical and scientific personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under our FronThera Acquisition agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our transition to a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

IPO and Concurrent Private Placement

On July 1, 2024, we completed our IPO, pursuant to which we issued and sold 13,125,000 shares of our common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. In connection with the IPO, an existing investor and a holder of more than 5% of our capital stock, purchased an additional 2,500,000 shares of our common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction. The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act, and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights. The Concurrent Private Placement closed on July 17, 2024.

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

Merger with ACELYRIN

On February 6, 2025, we entered into the Merger Agreement, as amended on April 20, 2025, with ACELYRIN and Merger Sub. Under the terms of the Merger Agreement, Merger Sub will merge with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of ours. The Merger Agreement was approved by the disinterested directors on our board and the board of directors of ACELYRIN and is subject to stockholder approval by the stockholders of each company and the satisfaction or waiver of other closing conditions.

In connection with the Merger, all of the issued and outstanding shares of common stock of ACELYRIN will be cancelled and converted into the right to receive 0.4814 shares of our common stock, without interest and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding. ACELYRIN’s outstanding and unexercised stock options with exercise prices of $18.00 or less, outstanding and unvested RSUs and performance RSUs will be converted into options to purchase shares of our common stock and restricted stock awards based on the Exchange Ratio. Stock options’ exercise price will be adjusted based on the Exchange Ratio as well. ACELYRIN’s outstanding and unexercised stock options with exercise prices more than $18.00 will be cancelled. The Merger Agreement contains certain termination rights for both ACELYRIN and us, including the right of either party to terminate the Merger Agreement if the transactions have not been consummated prior to July 7, 2025. ACELYRIN or we will pay a termination fee of $10.0 million or $10.0 million, respectively, under certain circumstances, including termination to accept and enter into a definitive agreement with respect to a superior proposal.

Immediately following the Merger, our pre-Merger equityholders are expected to collectively own approximately 52% of the shares of the combined company and the pre-Merger equityholders of ACELYRIN as of immediately prior to the Merger are expected to collectively own approximately 48% of the combined company, in each case, calculated on a fully diluted basis as of January 31, 2025.

For additional information on the Merger and Merger Agreement, see Note 1 to our unaudited condensed consolidated financial statements, in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

On March 25, 2025, we entered into the Collaboration Agreement with Kaken. Under the terms of the Collaboration Agreement, we granted to Kaken an exclusive right to develop, manufacture and commercialize ESK-001 for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Collaboration Agreement, we are responsible for the global development of ESK-001 in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of ESK-001 in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities.

The Collaboration Agreement further provides that we will retain rights to ESK-001 in all other indications and geographies.

In March 2025, Kaken made an upfront, non-refundable payment of $20.0 million to us. In addition, Kaken will pay us an aggregate of $20.0 million towards global development costs of ESK-001 in the dermatology field through the end of 2026, and thereafter will pay a specified share of development costs applicable to the dermatology field, and for any field for which Kaken exercises its option, subject to Kaken's right to opt out of cost-sharing in certain indications in specified circumstances. In addition, Kaken would pay us up to an aggregate of $36.0 million upon the achievement of regulatory milestones and upon Kaken’s exercise of its field expansion options for the rheumatology and gastrointestinal fields. In addition, we are entitled to receive aggregate payments of up to ¥15.5 billion upon the achievement of commercial milestones, plus tiered royalties at percentages ranging from the low double digits into the twenties on aggregate net sales of ESK-001 in Japan.

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

We have acquired and may continue to acquire the rights to develop and commercialize new product candidates. Upfront and milestone payments are accrued for and expensed as in process research and development assets expense when the achievement of the milestone is probable up to the point of regulatory approval and, absent obtaining such approval, have no alternative future use. Milestone payments made after a product’s regulatory approval will be capitalized and amortized over the remaining useful life of the related product.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through March 31, 2025, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, ESK-001 and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates and facility occupancy costs, and integrating ACELYRIN’s operations, if the Merger closes. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

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

Results of Operations and Comprehensive Loss

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue:
License revenue	$17,389	$—	$17,389	*
Total revenue	17,389	—	17,389	*
Operating expenses:
Research and development expenses	96,622	41,961	54,661	130%
General and administrative expenses	22,295	5,632	16,663	296%
Total operating expenses	118,917	47,593	71,324	150%
Loss from operations	(101,528)	(47,593)	(53,935)	113%
Other income (expense):
Interest income	2,609	854	1,755	206%
Change in fair value of derivative liability	—	(3,095)	3,095	*
Other income (expense), net	(44)	(15)	(29)	193%
Total other income (expense), net	2,565	(2,256)	4,821	(214)%
Net loss	$(98,963)	$(49,849)	$(49,114)	99%
*	not meaningful

Revenue

For the three months ended March 31, 2025, we recognized license revenue of $17.4 million related to the Collaboration Agreement with Kaken. The aggregate estimated amount of transaction price that was unsatisfied as of March 31, 2025 was $24.1 million, which is expected to be recognized through the term of the Collaboration Agreement as the services are performed.

Research and Development Expenses

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
External costs:
CRO, CMO and clinical trials	$65,072	$24,264	$40,808	168%
Professional consulting services	6,403	3,525	2,878	82%
Other research and development costs	2,296	1,997	299	15%
Internal costs:
Personnel-related costs	17,659	9,096	8,563	94%
Facilities and overhead costs	5,192	3,079	2,113	69%
Total research and development expense	$96,622	$41,961	$54,661	130%

Research and development expenses increased by $54.7 million, to $96.6 million for the three months ended March 31, 2025, from $42.0 million for the three months ended March 31, 2024.

CRO, CMO and clinical trials expenses increased by $40.8 million, to $65.1 million for the three months ended March 31, 2025, from $24.3 million for the three months ended March 31, 2024, primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for ESK-001 and A-005 and an increase in CMO expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services expenses increased by $2.9 million, to $6.4 million for the three months ended March 31, 2025, from $3.5 million for the three months ended March 31, 2024, due to services to support our clinical trial for ESK-001 and other research programs.

Other research and development costs increased by $0.3 million, to $2.3 million for the three months ended March 31, 2025, from $2.0 million for the three months ended March 31, 2024, primarily due to preclinical studies for additional product candidates.

Personnel-related costs increased by $8.6 million, to $17.7 million for the three months ended March 31, 2025, from $9.1 million for the three months ended March 31, 2024, primarily due to increased research and development headcount, and included an increase in stock-based compensation expense of $2.3 million resulting from additional stock options granted, which included awards granted under the 2024 POP.

Facilities and overhead costs increased by $2.1 million, to $5.2 million for the three months ended March 31, 2025, from $3.1 million for the three months ended March 31, 2024, primarily due to an increase in software license costs and information technology and depreciation expenses allocated to research and development activities.

External Costs by Program

The following table summarizes our external costs by program for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
ESK-001	$66,492	$24,671
A-005	3,616	3,028
Other programs and research and development activities	3,663	2,087
Total external research and development expense	$73,771	$29,786

General and Administrative Expenses

General and administrative expenses increased by $16.7 million, to $22.3 million for the three months ended March 31, 2025, from $5.6 million for the three months ended March 31, 2024.

Personnel-related expenses increased by $3.9 million, to $7.4 million for the three months ended March 31, 2025, from $3.5 million for the three months ended March 31, 2024, primarily due to increased general and administrative headcount, and included an increase in stock-based compensation expense of $2.1 million resulting from additional stock options granted, which included awards granted under the 2024 POP.

Professional consulting services expenses increased by $11.9 million, to $13.9 million for the three months ended March 31, 2025, from $2.0 million for the three months ended March 31, 2024, primarily due to Merger transaction costs, and an increase in consulting, legal, audit and tax services to support our growth, public company requirements and business development.

Other Income (Expense), Net

Other income (expense), net increased by $4.8 million, to $2.6 million other income, net for the three months ended March 31, 2025, from $2.3 million other expense, net for the three months ended March 31, 2024.

Interest income increased by $1.8 million, to $2.6 million for the three months ended March 31, 2025, from $0.9 million for the three months ended March 31, 2024, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of $3.1 million for the three months ended March 31, 2024 related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing. See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations with proceeds from sales of shares of our common stock, including in our IPO and Concurrent Private Placement, proceeds from sales of redeemable convertible preferred stock, the issuance of convertible promissory notes in private placements and, most recently, an upfront payment related to our Collaboration Agreement with Kaken.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $208.7 million as of March 31, 2025, will not be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q and there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We plan to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(80,355)	$(44,262)
Net cash provided by (used in) investing activities	39,428	(18,810)
Net cash provided by financing activities	—	129,147
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,927)	$66,075

Operating Activities

Net cash used in operating activities was $80.4 million and $44.3 million for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in operating activities for the three months ended March 31, 2025 was due to our net loss for the period of $99.0 million partially offset by changes in operating assets and liabilities of $11.5 million and non-cash items totaling $7.1 million. Non-cash items included $7.0 million related to stock-based compensation expense, $0.8 million related to depreciation and amortization and $0.3 million related to non-cash lease expense, partially offset by net accretion of discounts on marketable securities of $1.0 million. The changes in operating assets and liabilities primarily includes an increase of $5.6 million in research and development accrued expenses, an increase of $5.0 million in other accrued expenses and current liabilities, an increase of $2.6 million in deferred revenue, a decrease of $0.6 million in other prepaid expenses and other assets, a decrease of $0.6 million in research and development prepaid expenses, partially offset by a decrease of $2.2 million in accounts payable and a decrease of $0.6 million in operating lease liabilities.

Net cash used in operating activities for the three months ended March 31, 2024 was due to our net loss for the period of $49.8 million, and changes in operating assets and liabilities of $0.9 million. The cash used in operating activities was partially offset by non-cash items of $6.5 million, of which $3.1 million is related to the change in fair value of the derivative liability and $2.7 million is related to stock-based compensation expense. The changes in operating assets and liabilities primarily include a decrease of $3.2 million in other accrued expenses and current liabilities, primarily related to bonuses payout, and an increase of $2.9 million in research and development prepaid expenses, partially offset by an increase of $5.7 million in accounts payable, primarily due to timing of payments to our CROs and CMOs related to our ongoing clinical trials.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 of $39.4 million was related to proceeds from maturities of marketable securities of $64.0 million, partially offset by purchases of marketable securities of $24.5 million.

Net cash used in investing activities for the three months ended March 31, 2024 of $18.8 million was related to purchases of marketable securities of $19.7 million, partially offset by maturities of marketable securities of $1.0 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $129.1 million was primarily related to net proceeds from the issuance of our Series C redeemable convertible preferred stock financing.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. These agreements provide for termination at the request of either party generally with less than one-year notice and are therefore cancellable contracts. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as March 31, 2025.

On March 5, 2021, we entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. The transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of ESK-001 to a patient enrolled in a Phase 2 clinical trial of ESK-001, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, we met a milestone in connection with the first administration of ESK-001 to a patient enrolled in a Phase 3 clinical trial of ESK-001 and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of March 31, 2025.

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California. As of March 31, 2025, we had total undiscounted lease payment obligations under non-cancelable leases of $48.8 million, including $4.5 million payable through December 31, 2025. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report on Form 10-K filed with the SEC on March 19, 2025. If actual results or events differ materially from the estimates and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Significant changes to our critical accounting policies from those described in the Annual Report on Form 10-K are described below.

Revenue Recognition

We earn revenue from collaboration agreements that allow collaborators to develop, manufacture and commercialize product candidates. Collaboration revenue is recognized in accordance with ASC 606. Arrangements with collaborators may include intellectual property licenses, research and development services, manufacturing services for clinical and commercial supply and participation in joint steering committees.

We recognize collaboration revenue in an amount that reflects the consideration that we expect to receive in exchange for those goods or services when its collaborator, or customer, obtains control of promised goods or services. We follow a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

We determine the transaction price based on the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to the customer. Consideration may be fixed, variable, or a combination of both. Payments to us under these arrangements typically include one or more of the following: non-refundable upfront payments, reimbursement for research services, payments for clinical supplies, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments. Variable consideration, such as performance-based milestones, are included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. We include cost reimbursements included the transaction price using the expected value method. We exclude sales-based royalty and milestone payments from the total consideration we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the collaboration arrangements.

We then allocate the transaction price to each distinct performance obligation based on the relative standalone selling price. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, probabilities of technical and regulatory success, and the expected level of effort for research and development services. We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaborators which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. We evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis. Consideration allocated to options that include material rights is deferred until the options are exercised or expire.

We record amounts as accounts receivable when the right to consideration is deemed unconditional. Consideration received that does not meet the requirements to satisfy ASC 606 revenue recognition criteria is recorded as deferred revenue in the consolidated balance sheets, classified as either current (less than 12 months) or non-current (more than 12 months) deferred revenue based on our best estimate of when such revenue will be recognized.

Stock-Based Compensation Expense

We grant stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of its common stock. We measure stock options granted with service-based vesting based on the fair value of the award on the grant date using the Black-Scholes option-pricing model. The model requires us to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. We expense the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

We have also granted stock options with graded vesting based on market, service and performance conditions. At the grant date, the fair value of these stock options was estimated using a Monte Carlo simulation model, which uses a distribution of potential outcomes over the vesting period. The assumptions utilized in the calculation included our expected common stock price, expected volatility, risk-free rate and expected term. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, which is the longer of the explicit service period of the service condition and the derived service period of the market condition, as determined for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

Stock-based compensation expense related to stock purchase rights under the 2024 ESPP is measured based on grant date at fair value using the Black-Scholes option-pricing model. The model requires us to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. Stock-based compensation expense is recognized on a straight-line basis over the offering period.

We account for award forfeitures as they occur and classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary or services costs are classified.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks related to changes in interest rates of our cash equivalents and marketable securities. However, due to the nature of these cash equivalents and marketable securities, we do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States, and our expenses are generally denominated in U.S. dollars. However, we do utilize certain CRO and CMO vendors outside of the United States for our clinical trials and product development and manufacturing. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations, or financial condition, or on our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

●	The Merger (as defined herein) may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders and ACELYRIN stockholders will be subject to a number of material risks if the Merger is not completed on the terms or timeline currently contemplated, or at all.
●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of ESK-001, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.
●	Our business is highly dependent on the success of our most advanced product candidate, ESK-001, and we cannot guarantee that ESK-001 will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any future licensors pending patent applications will issue or that patents based on our or any future licensors patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We may form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	We may have conflicts with any future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.

Risk Factors Related to the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders will be subject to a number of material risks if the Merger is not completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the approval by the ACELYRIN stockholders of the proposal to adopt the Merger Agreement (the “ACELYRIN merger proposal”), (2) the approval by our stockholders of our share issuance proposal, (3) the effectiveness of the Registration Statement on Form S-4 filed by us with the SEC, and (4) other customary closing conditions.

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

Immediately following the Merger, our pre-Merger stockholders are expected to hold approximately 52% of the combined company’s common stock and the pre-Merger stockholders of ACELYRIN are expected to hold approximately 48% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025.

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

In considering whether to approve the proposals at our virtual special meeting and the ACELYRIN virtual special meeting, as applicable, our and ACELYRIN stockholders should recognize that directors and executive officers of us and ACELYRIN have interests in the Merger that may differ from, or that are in addition to, their interests as our stockholders and stockholders of ACELYRIN. Alan B. Colowick, M.D., M.P.H. and Patrick Machado are members of each company’s board of directors and will continue as directors of the combined company after the Effective Time, and, following the Closing, will be eligible to be compensated as non-employee directors of the combined company pursuant to our amended and restated non-employee director compensation policy that is expected to remain in place following the Effective Time. Certain of ACELYRIN’s directors have options, subject to vesting, to purchase shares of ACELYRIN common stock which, after the Effective Time, will be converted into and become options to purchase shares of the common stock of the combined company and all of ACELYRIN’S directors are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, the directors and executive officers of ACELYRIN have other interests, which include, among others, severance benefits, continued indemnification and the right to accelerated vesting. For example, ACELYRIN’s severance policy provides employees with cash severance payments, certain health insurance coverage and the acceleration of outstanding equity awards in the event of an involuntary termination in connection with a change of control of ACELYRIN.

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

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three months ended March 31, 2025 and 2024, our net losses were $99.0 million and $49.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $757.5 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. Likewise, we expect to incur substantial costs and expenses in connection with completing the Merger and integrating ACELYRIN’s business. While we expect that a certain level of transaction and integration costs and expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of its integration costs and expenses, including any ACELYRIN liabilities that arise, or become known, following the Closing. Many of the costs and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration costs and expenses could be greater or could be incurred over a longer period of time than we currently expect.

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, the institutional review boards (“IRBs”) or ethics committees of the institutions in which such trials are being conducted, the FDA or other comparable foreign regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension, clinical hold or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our CROs or clinical trial sites to perform in accordance with good clinical practices (“GCP”) requirements, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, we discontinued our proof-of-concept Phase 2a clinical trial of ESK-001 in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with ESK-001’s safety profile in psoriasis patients. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Our product candidates are either in clinical or preclinical development, and their risk of failure is high. It is impossible to predict when or if our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans for their intended uses. Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an Investigational New Drug (“IND”) application or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before allowing us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs.

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

We expect to continue to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or any future collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive regulatory approval or commercialize our current and any future product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, may disagree with the design or implementation of our clinical trials;

●	regulators, such as the FDA or comparable foreign regulatory authorities, IRBs or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not allow us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols or may require that we modify or amend our clinical trial protocols;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;

●	we may be unable to identify, recruit or train suitable clinical investigators;

●	clinical trial sites may deviate from trial protocol or drop out of a trial;
●	we may be unable to complete our clinical trials due to trial participant withdrawals and discontinuations due to AEs;
●	the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds to initiate or complete a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a New Drug Application (“NDA”) or comparable marketing authorization application in another jurisdiction;

●	the quality or quantity of data relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;

●	reports from clinical testing of other therapies may raise safety, tolerability or efficacy concerns about our product candidates;

●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs;

●	our CROs or clinical trial sites may fail to perform in accordance with GCP requirements or other applicable regulations, rules or guidelines;

●	we may be unable to manufacture our product candidates from our CMOs in accordance with cGMP regulations or other applicable requirements in sufficient quantities for use in our clinical trials;

●	serious adverse events may occur in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;

●	we may select clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	we may be required to transfer our manufacturing processes to larger-scale facilities operated by a different CMO, or may experience delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

●	third parties may be unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. In the European Union (“EU”), the EU Clinical Trials Regulation (“CTR”) became applicable on January 31, 2022, repealing and replacing the Clinical Trials Directive (“CTD”). The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU member state, leading to a single decision for each EU member state. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU member states in which the trial is to be conducted, and a separate assessment by each EU member state with respect to specific requirements related to its own territory, including ethics rules. Each EU member state’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

It is currently unclear to what extent the UK, will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK government published its response to the consultation outcome on March 21, 2023, confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.

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

The most common AEs observed in our Phase 2 STRIDE and OLE PsO trials that were considered related to ESK-001 treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. As of March 31, 2025, there were four SAEs from the STRIDE OLE trial that were considered related to ESK-001 treatment by the investigator: one serious infection case (peritonsillar abscess), two malignancy cases (non-small cell lung cancer, renal cell carcinoma), and one arthritis case. We continue to evaluate the safety profile of ESK-001 in our ongoing Phase 2 OLE and Phase 3 trials.

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

We have conducted, are currently conducting, and may in the future conduct, clinical trials outside the United States, including (without limitation) in the EU, the UK, Japan, Latin America and Asia Pacific countries. We expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate based on adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that our product candidates will receive regulatory approval. Our Phase 3 pivotal trials of ESK-001 in PsO, even if successfully completed, may not be sufficient for approval of ESK-001 in that disease. Although we have discussed and intend to further discuss our Phase 3 clinical trial design and overall development plan with the FDA to align on its sufficiency to support an NDA submission, the feedback is typically non-binding and dependent on the strength of the ultimate clinical data and the FDA’s perspective on the benefit-risk profile of the treatment in the intended population. For example, the Committee for Medicinal Products for Human Use in the EU provided comments on the length of our two pivotal 24-week Phase 3 trials, and we plan to address their feedback with our comparator trials. These modifications could delay our development timelines for EU regulatory approval and require substantially more resources. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In addition to our Phase 3 program in PsO, which we announced in July 2024 had commenced patient dosing, we have initiated a Phase 2b trial of ESK-001 in SLE. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our development timelines or permit competitors to obtain approvals that may alter our strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful.

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

As of March 31, 2025, we had 182 full-time employees and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources, including in connection with the Merger. See “Risks Factors Related to the Merger – Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.”

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, most of our suppliers are located outside of the U.S., and our principal suppliers of critical raw materials are located in India and in Taiwan. We also rely on precursor compounds, other materials, and manufacturing services sourced from multiple countries, including the European Union and South Korea, to advance our research and development and manufacturing efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and have imposed and may continue to impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this join proxy statement/prospectus.

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

We have in the past and may continue to enter into strategic transactions, including acquisitions of companies, asset purchases and in-licensing of intellectual property with the potential to acquire and advance new assets or product candidates where we believe we are well qualified to optimize the development of promising therapies. For example, we were founded in January 2021, and subsequently acquired ESK-001 via a stock purchase of FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. Additionally, we have entered into the Merger Agreement. Additional potential transactions that we may consider in the future include a variety of business arrangements, including strategic partnerships, in-licensing or out-licensing of product candidates, strategic collaborations, joint ventures, restructurings, divestitures, business combinations and investments. Any such transactions, including the proposed Merger, could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. For more information regarding the risks related to the Merger, see Item 1A. “Risks Factors Related to the Merger.”

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $101.2 million and U.S. states net operating loss carryforwards of $4.7 million. Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our U.S. federal net operating losses generated arising in years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to no more than 80% of current year taxable income.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act (“IRA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation, possibly with retroactive effect. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

If our information technology systems, or those used by our CROs, CMOs, clinical sites or other third parties with whom we work or our data are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, regulatory investigations or actions, litigation, fines, penalties and liability, and other adverse consequences to our business, results of operations and financial condition.

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

Our future arrangements with healthcare providers, healthcare organizations and third-party payors will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates, if approved. Restrictions under applicable federal, state and foreign anti-bribery and healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to clinicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by the clinicians described above and their immediate family members;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

●	certain state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

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

Currently, most of our suppliers are located outside of the United States. As a result of our global suppliers, we are subject to risks associated with doing business abroad, including:

●	political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate;
●	fluctuations in currency exchange rates over time, which may substantially increase our costs of doing business abroad where we have payment obligations in local currency;

●	greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers’ and manufacturers’ compliance with cGMPs or status acceptable to the FDA or comparable foreign regulatory authorities;

●	reduced protection for intellectual property rights, including trademark protection, in some countries particularly China;

●	disruptions in operations due to global, regional, or local public health crises or other emergencies or natural disasters, including, for example, disruptions experienced during the COVID-19 pandemic;

●	disruptions or delays in shipments; and

●	changes in local economic conditions in countries where our manufacturers or suppliers are located.

These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all, and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, results of operations and prospects.

We may be exposed to significant currency exchange risk.

We operate a number of our clinical trials outside of the United States and incur portions of our expenses, and may in the future derive revenues, in a variety of currencies. As a result, we are exposed to currency exchange risk as our results of operations and cash flows are subject to fluctuations in currency exchange rates. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in United States dollars. We currently do not have a formal hedging program with respect to foreign currencies. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern as our existing cash, cash equivalents and marketable securities of $208.7 million as of March 31, 2025, will not be sufficient to meet operating and capital requirements for at least 12 months from the date of issuance of our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Immediately following the Merger, our pre-Merger equityholders are expected to hold approximately 52% of the combined company’s common stock and the pre-Merger equityholders of ACELYRIN are expected to hold approximately 48% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025. Upon consummation of the Merger, shares of our common stock issued in the Merger, will be freely tradeable in the public market.

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

Based on the beneficial ownership of our capital stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

We are not currently required to comply with the rules of the SEC implementing Section 404(b) of the Sarbanes-Oxley Act, which requires including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting until our second annual report on Form 10-K. Furthermore, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm would need to issue a report that is adverse in the event that there are material weaknesses in our internal control over financial reporting.

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

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

2.1

Agreement and Plan of Merger, by and among the Registrant, ACELYRIN, Inc. and Arrow Merger Sub, Inc. dated as of February 6, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2025).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

10.1

Alumis Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 19, 2025).

10.2	Alumis Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2025)

21.1	List of subsidiaries of Alumis Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-286660, filed on April 21, 2025).

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

Date: May 14, 2025

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)