Form 10-Q
period 2025-06-30
ALUMIS INC.
filed 2025-08-13
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, the registrant had 96,879,394 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding the potential benefits of our strategy, including the integration of operations, technologies and personnel associated with the ACELYRIN Merger (as defined below);
●	our plans relating to the research and development of our product candidates;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from any existing or future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or therapies in development;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;

●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$151,753	$169,526
Restricted cash	367	—
Marketable securities	334,568	118,737
Research and development prepaid expenses	7,009	13,424
Other prepaid expenses and current assets	23,861	4,501
Total current assets	517,558	306,188
Restricted cash, non-current	1,382	1,106
Property and equipment, net	20,328	20,968
Intangible assets	50,959	—
Operating lease right-of-use assets, net	18,223	12,723
Other assets, non-current	2,475	7
Total assets	$610,925	$340,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,981	$9,624
Research and development accrued expenses	43,731	29,149
Other accrued expenses and current liabilities	22,805	10,580
Operating lease liabilities, current	4,058	1,557
Total current liabilities	85,575	50,910
Operating lease liabilities, non-current	34,718	29,165
Deferred revenue, non-current	2,611	—
Deferred income tax liability	2,140	—
Share repurchase liability	386	813
Other liabilities, non-current	168	—
Total liabilities	125,598	80,888
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of June 30, 2025 and December 31, 2024; 96,857,569 and 47,222,419 voting shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	4
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of June 30, 2025 and December 31, 2024; 7,184,908 non-voting shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,183,488	918,610
Accumulated other comprehensive income (loss)	22	40
Accumulated deficit	(698,193)	(658,551)
Total stockholders’ equity	485,327	260,104
Total liabilities and stockholders’ equity	$610,925	$340,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
License revenue	$—	$—	$17,389	$—
Collaboration revenue	2,666	—	2,666	—
Total revenue	2,666	—	20,055	—
Operating expenses:
Research and development expenses, including related party expenses of $259, $213, $521 and $571 for the three and six months ended June 30, 2025 and 2024, respectively	108,755	48,565	205,377	90,526
General and administrative expenses	34,450	7,575	56,745	13,207
Total operating expenses	143,205	56,140	262,122	103,733
Loss from operations	(140,539)	(56,140)	(242,067)	(103,733)
Other income (expense):
Gain on bargain purchase	187,907	—	187,907	—
Interest income	3,430	1,977	6,039	2,831
Change in fair value of derivative liability	—	(2,311)	—	(5,406)
Other income (expenses), net	(38)	(34)	(82)	(49)
Total other income (expense), net	191,299	(368)	193,864	(2,624)
Net income (loss) before income taxes	50,760	(56,508)	(48,203)	(106,357)
Income tax benefit	8,561	—	8,561	—
Net income (loss)	$59,321	$(56,508)	$(39,642)	$(106,357)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	30	—	(18)	(3)
Net income (loss) and other comprehensive income (loss)	$59,351	$(56,508)	$(39,660)	$(106,360)
Net income (loss) per share attributable to common stockholders, basic	$0.78	$(23.10)	$(0.61)	$(44.17)
Net income (loss) per share attributable to common stockholders, diluted	$0.77	$(23.10)	$(0.61)	$(44.17)
Weighted-average shares of common stock outstanding, basic	76,477,144	2,446,022	65,440,021	2,408,037
Weighted-average shares of common stock outstanding, diluted	76,635,895	2,446,022	65,440,021	2,408,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	—	$—	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	—	—	(48)	—	(48)
Net income (loss)	—	—	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	—	$—	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

Issuance of common stock and equity awards in connection with the ACELYRIN Merger	—	—	48,653,549	5	238,072	—	—	238,077
Issuance of common stock upon vesting of RSUs	—	—	798,751	—	—	—	—	—
Issuance of common stock under the 2024 ESPP	—	—	184,633	—	766	—	—	766
Vesting of early exercised stock options	—	—	—	—	184	—	—	184
Repurchase of unvested early exercised stock options	—	—	(1,783)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,635	—	—	18,635
Other comprehensive income (loss), net	—	—	—	—	—	30	—	30
Net income (loss)	—	—	—	—	—	—	59,321	59,321
Balance at June 30, 2025	—	$—	104,042,477	$10	$1,183,488	$22	$(698,193)	$485,327

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	85,960,088	$375,370	2,675,979	$1	$25,055	$2	$(364,318)	$(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and offering costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercised stock options	—	—	3,186	—	29	—	—	29
Vesting of early exercised stock options	—	—	—	—	494	—	—	494
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,657	—	—	2,657
Other comprehensive income (loss), net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(49,849)	(49,849)
Balance at March 31, 2024	127,224,979	$495,575	2,679,165	$1	$28,241	$(1)	$(414,167)	$(385,926)

Issuance of Series C redeemable convertible preferred stock for cash and settlement of the derivative liability of $14,319, net of issuance costs of $157	41,264,892	143,662	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	62,333	—	287	—	—	287
Vesting of early exercised stock options	—	—	—	—	253	—	—	253
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	3,133	—	—	3,133
Net loss	—	—	—	—	—	—	(56,508)	(56,508)
Balance at June 30, 2024	168,489,871	$639,237	2,741,498	$1	$31,920	$(1)	$(470,675)	$(438,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(39,642)	$(106,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,630	5,790
Net accretion of discounts on marketable securities	(2,152)	(507)
Depreciation and amortization	1,713	1,518
Non-cash lease expense	624	12
Loss on disposal of fixed assets	—	5
Change in fair value of derivative liability	—	5,406
Gain on bargain purchase in connection with the ACELYRIN Merger	(187,907)	—
Changes in operating assets and liabilities:
Research and development prepaid expenses	7,373	(10,540)
Other prepaid expenses and other assets	96	(382)
Other assets, non-current	(1,723)	—
Accounts payable	(1,162)	7,788
Deferred revenue	2,611	—
Research and development accrued expenses	11,037	3,638
Other accrued expenses and current liabilities	6,537	(1,912)
Operating lease liabilities	(1,349)	(1,007)
Other liabilities, non-current	168	—
Deferred income tax liability	(8,561)	—
Net cash used in operating activities	(186,707)	(96,548)
Cash flows from investing activities
Maturities of marketable securities	144,274	8,000
Purchases of marketable securities	(24,535)	(58,964)
Purchases of property and equipment	(653)	(587)
Cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger	49,742	—
Net cash provided by (used in) investing activities	168,828	(51,551)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs	—	258,461
Proceeds from issuance of common stock upon exercise of stock options	—	537
Repurchase of common stock shares issued upon early exercised restricted common stock	(17)	—
Proceeds from issuance of common stock under the 2024 ESPP	766	—
Payments of deferred offering costs	—	(1,787)
Net cash provided by financing activities	749	257,211
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,130)	109,112
Cash, cash equivalents and restricted cash at beginning of period	170,632	47,133
Cash, cash equivalents and restricted cash at end of period	$153,502	$156,245
Supplemental disclosures:
Equity consideration transferred in connection with the ACELYRIN Merger	$238,077	$—
Vesting of early exercised stock options and unvested restricted shares of common stock	$410	$759
Purchases of property and equipment in other accrued expenses and current liabilities	$—	$716
Right-of-use assets obtained in exchange for operating lease liabilities	$1,776	$—
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$—	$8,913
Settlement of derivative liability upon issuance of redeemable convertible preferred stock	$—	$(14,319)
Deferred offering costs in accounts payable and other accrued expenses and current liabilities	$—	$2,559
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$151,753	$155,108
Restricted cash	367	113
Restricted cash, non-current	1,382	1,024
Total cash, cash equivalents and restricted cash	$153,502	$156,245

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

The Company was founded on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. on March 8, 2021, and to Alumis Inc. on January 6, 2022. The Company is headquartered in South San Francisco, California. As of June 30, 2025, the Company had one wholly owned subsidiary, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020 and its wholly owned subsidiary, WH2, LLC. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ACELYRIN Merger

On February 6, 2025, the Company entered into an Agreement and Plan of Merger, and, on April 20, 2025, the Company entered into an Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub merged with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of the Company (the “ACELYRIN Merger”). The Merger Agreement was approved by the disinterested directors on the Company’s board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, the Company completed the ACELYRIN Merger with ACELYRIN in a common stock transaction valued at approximately $238.1 million settled through the issuance of 48,653,549 shares of the Company’s common stock to acquire net assets with a fair value of $426.0 million. See Note 3 for additional information.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three and six months ended June 30, 2025 and 2024, the Company incurred net income (loss) of $59.3 million, $(56.5) million, $(39.6) million and $(106.4) million, respectively. Cash used in operating activities was $186.7 million and $96.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $698.2 million.

The Company has historically funded its operations primarily through issuance of common stock, including in its IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, the acquisition of cash, cash equivalents and marketable securities in connection with the ACELYRIN Merger and payments received under its collaboration and license agreement. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $486.3 million as of June 30, 2025, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025, except business combinations, acquired in-process research and development (“IPR&D”) intangible assets,

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

collaboration arrangements, revenue recognition, stock-based compensation expense, and provision for income tax expense as discussed below.

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

The Company’s unaudited condensed consolidated financial statements include the accounts of its subsidiaries, and all intercompany transactions were eliminated. The Company’s condensed consolidated financial statements include the accounts of ACELYRIN and its wholly owned subsidiary WH2, LLC after the closing of the ACELYRIN Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. WH2, LLC has not had any operations or any balances from its inception. FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, were dissolved on April 8, 2024 and March 14, 2024, respectively.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The condensed balance sheet as of December 31, 2024, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

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

On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to revenue recognition, accruals for research and development expenses, stock-based compensation expense, impairment of the IPR&D intangible assets, and the provision for income tax expense. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment, which is the business of researching and developing medicines for autoimmune disorders. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance (see Note 15). All of the Company’s long-lived assets are located in the United States.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable and restricted cash. The Company maintains bank deposits in federally insured financial institutions and certain of these deposits exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and periodically evaluates the creditworthiness of the financial institutions at which its bank deposits are maintained.

The Company also invests in money market funds, U.S. treasuries, commercial paper, corporate bonds, supranational debt securities and agency bonds, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any loss of principal on its financial instruments.

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

Business Acquisitions, Including Intangible Assets, Goodwill and Contingent Consideration

The Company accounts for business combinations, as defined in ASC Topic 805, Business Combinations, using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D intangible assets, and liabilities assumed, be recorded at fair value on the consolidated balance sheets as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of net assets acquired, if any, is recorded as goodwill on the consolidated balance sheet. The excess of the fair value of net assets acquired over the fair value of the purchase consideration, if any, represents negative goodwill, or a gain on bargain purchase, which is recognized in the consolidated statement of operations as of the date of the acquisition.

Calculating the fair value of assets acquired and liabilities assumed requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values within the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill or a gain on bargain purchase.

Transaction costs associated with business combinations are expensed as they are incurred.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets related to IPR&D projects acquired are considered to be indefinite-lived until abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Development costs incurred after an acquisition are expensed as incurred

Intangible assets with finite useful lives, which include completed IPR&D projects, are amortized over their estimated useful lives, primarily on a straight-line basis, and are also periodically reviewed for changes in facts or circumstances that may result in an impairment or in a reduction to the estimated useful life of the asset.

In determining the initial fair value of an intangible asset, or when quantitative analysis is required to determine any impairment, the Company usually uses an income approach that discounts expected future cash flows to present value using a discount rate that is based on the estimated weighted-average cost of capital for comparable companies and represents the rate that market participants would use to value the intangible asset. These cash flow models require the use of Level 3 fair value measurements and inputs, including estimated revenues, costs and probabilities of technical and regulatory milestones, among other factors.

If the Company is required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events, then the estimated fair value of contingent consideration liabilities is recognized in the consolidated balance sheet as of the date of the acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value on the consolidated statements of operations until such time that the payment is made or obligations expire.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines the transaction price based on the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to the customer. Consideration may be fixed, variable, or a combination of both. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront payments, reimbursement for research services, payments for clinical supplies, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments. Variable consideration, such as performance-based milestones, are included in the total consideration if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. The Company includes cost reimbursements included the transaction price using the expected value method. The Company excludes sales-based royalty and milestone payments from the total consideration it expects to receive until the underlying sales occur because the license to its intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the collaboration arrangements.

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

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. Consideration received that does not meet the requirements to satisfy ASC 606 revenue recognition criteria is recorded as deferred revenue in the consolidated balance sheets, classified as either current (less than 12 months) or non-current (more than 12 months) deferred revenue based on the Company’s best estimate of when such revenue will be recognized. See Note 7 for additional information.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. Stock-based compensation expense is recognized on a straight-line basis over the offering period.

The Company accounts for award forfeitures as they occur and classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary or services costs are classified.

Provision for Income Tax Expense

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and their respective tax bases. Deferred taxes and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position if it is more than likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties incurred in relation to unrecognized tax benefits.

The Company recognized a benefit from income taxes of $8.6 million for the three and six months ended June 30, 2025, and zero for the three and six months ended June 30, 2024. The income tax benefit is primarily related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger.

Recoverable Value-Added Tax

The Company conducts clinical trials in several European and Asian countries which can result in VAT assessments based on the transfer of products across borders including production, packaging and distribution of clinical materials. VAT is a national tax that is levied at each stage of production and can vary by jurisdiction. When a company is not VAT-registered in a country, VAT is due when goods enter a country and is not considered reclaimable. When the Company becomes VAT-registered and establishes a pattern of VAT recoverability from taxing authorities in a certain country, the Company will record aggregate balances recoverable in other prepaid expenses and current assets in the consolidated balance sheets. The Company reviews these balances on a regular basis and records valuation allowances on the amounts that are not expected to be recovered.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the JOBS Act, and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3.	Acquisitions

ACELYRIN Merger

The Company completed the ACELYRIN Merger on May 21, 2025 (the “Closing Date”). ACELYRIN was a late-stage biopharma company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines. ACELYRIN’s portfolio consisted of lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of Thyroid Eye Disease (“TED”). The ACELYRIN Merger strengthened the Company’s balance sheet and its cash position and added the lonigutamab product candidate to the Company’s development portfolio as of the Closing Date. Immediately following the ACELYRIN Merger, the Company’s pre-merger stockholders collectively owned approximately 52% of the combined company’s common stock and the pre-merger stockholders of ACELYRIN owned approximately 48% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025.

At the Closing Date, the Company (i) issued 48,653,549 shares of its common stock in exchange for ACELYRIN issued and outstanding common stock shares and paid cash for fractional shares, (ii) assumed ACELYRIN’s stock options with an exercise price of $18.00 or less outstanding and unexercised immediately prior to the Closing Date, which are exercisable into 4,712,186 shares of the Company’s common stock, (iii) assumed ACELYRIN’s restricted stock units (“RSUs”) outstanding and unvested immediately prior to the Closing Date, which were converted into 1,323,905 of the Company’s RSUs, and (iv) assumed ACELYRIN’s performance RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 146,963 of the Company’s RSUs subject only to a service vesting condition.

Outstanding shares, stock options, RSUs and performance RSUs were exchanged at the exchange ratio of 0.4814 shares of the Company’s common stock for each share of ACELYRIN common stock (the “Exchange Ratio”). ACELYRIN’s outstanding and unexercised options with exercise prices more than $18.00 were cancelled. Exercise prices for the assumed options were determined as the product of the original exercise prices multiplied by the reciprocal of the Exchange Ratio. Converted ACELYRIN stock options and RSUs continue to vest in accordance with their original terms. Performance RSUs were deemed to have 100% satisfied their performance conditions and will vest in two equal installments on May 15 of calendar years 2026 and 2027, subject to the holder of the converted performance RSUs remaining in service with the Company or any of its subsidiaries on such date.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary purchase price consideration consists of the Company’s shares of common stock issued at the Closing Date and the additional stock-based compensation related to the fair value of replacement awards attributable to pre-combination services, and is calculated as follows (in thousands, except share and per share data):

Implied shares of common stock issued to holders of ACELYRIN common stock	48,653,549
Closing price per share of common stock as of Closing Date	$4.78
Consideration transferred for share exchange	$232,564
Fair value of replacement awards attributable to pre-combination services	$5,513
Total preliminary purchase price consideration	$238,077

The ACELYRIN Merger was accounted for as a business combination with the Company being treated as the accounting acquirer. Net assets acquired were recognized at their fair value at the Closing Date of the ACELYRIN Merger. The Company recognized ACELYRIN Merger transaction costs of $7.1 million and $14.8 million as incurred in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025, respectively.

The following table presents the preliminary purchase price allocation of the fair value of the net assets acquired and liabilities assumed at the Closing Date (in thousands):

Assets Acquired
Cash and cash equivalents	$49,155
Restricted cash	367
Marketable securities	333,436
Research and development prepaid expenses	958
Prepaid credit voucher for clinical manufacturing	11,376
Other prepaid expenses and current assets	8,081
Restricted cash, non-current	220
Property and equipment, net	420
Intangible assets	50,959
Operating lease right-of-use assets, net	4,349
Other assets, non-current	744
Total assets	$460,065
Liabilities Assumed
Accounts payable	$(6,518)
Research and development accrued expenses	(3,546)
Other accrued expenses and current liabilities	(5,688)
Operating lease liabilities, current	(1,390)
Operating lease liabilities, non-current	(6,238)
Deferred income tax liability	(10,701)
Total liabilities	(34,081)
Fair value of net assets	$425,984
Purchase consideration	238,077
Gain on bargain purchase	$187,907

Valuing certain components of the ACELYRIN Merger, primarily the acquired IPR&D intangible asset and a deferred income tax liability required the Company to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. The preliminary fair value estimates of the net assets acquired are

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based upon preliminary calculations and valuations and are subject to change as the Company obtains additional information during the measurement period (up to one year from the Closing Date).

Intangible assets represent the IPR&D intangible asset related to the acquired lonigutamab product candidate in development at the Closing Date. The preliminary fair value of the acquired IPR&D intangible asset was estimated as $51.0 million using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate of 23.0% based on the best estimate of a market participant's after-tax weighted average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of technical and regulatory milestones, among other factors. The acquired IPR&D intangible asset is an indefinite-life asset and will be tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable as ASC 350 also requires testing more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The Company acquired a prepaid credit voucher for clinical manufacturing issued by one of ACELYRIN’s contract manufacturers that will be applied towards payments of clinical product manufacturing invoices issued by the vendor. The remaining balance of $11.4 million will be used within one year and it was not adjusted from its carrying amount as its fair value approximates its carrying value.

The Company acquired two operating leases and a sublease. Refer to Note 9 for additional details. The Company estimated the fair value of lease liabilities as the present value of the remaining lease payments, as if the acquired leases were new leases of the acquirer at the Closing Date. The Company measured the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. As ACELYRIN entered into a sublease in February 2025, these sublease terms were considered at market terms. The fair value of operating lease liabilities, current, increased by $0.2 million and the fair value of operating lease liabilities, non-current, increased by $0.5 million. The fair value of operating lease right-of-use assets, net, decreased by $0.1 million.

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase consideration transferred, the Company recorded a gain on bargain purchase of $187.9 million at the Closing Date. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. Gain on bargain purchase primarily relates to the market value of ACELYRIN’s common stock trading below the carrying value of net assets and the Exchange Ratio being fixed at the time when the Merger Agreement was signed and not adjusted for subsequent changes in the market price of the Company’s common stock. Gain on bargain purchase is recognized as other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized a deferred tax liability of $10.7 million related to the acquired IPR&D intangible asset at the Closing Date.

The Company also has additional severance related obligations under the Merger Agreement that are separate from the assets and liabilities acquired. In accordance with the ACELYRIN severance plan, ACELYRIN employees terminated within 12 months of the Closing Date are entitled to receive severance benefits, including acceleration of their outstanding equity awards and extension of their outstanding options exercise periods of up to 12 months post-termination. The Company estimated total cash severance obligations, including related taxes, of $12.5 million, which it expects to pay within 12 months from the Closing Date based on agreed termination dates with employees. Severance obligation is recorded to expense over the remaining employment period for notified employees. The Company recognized $5.2 million as general and administrative expenses and $3.7 million as research and development expenses related to severance expenses for the three and six months ended June 30, 2025. As of June 30, 2025, the severance liability of $3.0 million is classified as other accrued expenses and current liabilities in the condensed consolidated balance sheet. The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting and exercise term

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

modification, which it expects to recognize during the year ending December 31, 2025. The Company recognized stock-based compensation expense of $7.8 million as general and administrative expenses and $3.0 million as research and development expenses for the three and six months ended June 30, 2025.

Following the Closing Date, the operating results of ACELYRIN have been included in the condensed consolidated financial statements. For the period from May 22, 2025 through June 30, 2025, there was no revenue attributable to ACELYRIN and operating losses attributable to ACELYRIN for such period were $8.9 million.

The ACELYRIN Merger is intended to be a reorganization under Internal Revenue Code (“IRC”) Section 368(a). The Merger Agreement outlines the “plan of reorganization” within the meaning of the regulations issued under IRC Section 368(a) and the ACELYRIN Merger is intended to qualify as a tax-free reorganization for U.S. federal and state income tax purposes.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and six months ended June 30, 2025, and 2024, as if the ACELYRIN Merger had closed on January 1, 2024. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of January 1, 2024, nor does it give effect to synergies or any cost savings, and it is not indicative of what such results would be for any future period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$2,666	$—	$20,055	$—
Net income (loss)	(130,001)	(143,206)	(276,520)	(79,508)

The summary pro forma financial information includes the following adjustments:

●	actual acquisition-related transaction costs of $7.1 million and $14.8 million were excluded from the three and six months ended June 30, 2025 pro forma results, respectively, and $14.8 million were included in the six months ended June 30, 2024 pro forma results as if these costs were incurred during the 2024 period;
●	incremental stock-based compensation expense related to the accelerated vesting and exercise term modification of $10.8 million were excluded from the three and six months ended June 30, 2025 pro forma results and $0.3 million and $13.1 million were included in the three and six months ended June 30, 2024 pro forma results, respectively, as if these costs were incurred during the 2024 period;
●	severance cash obligations for terminated ACELYRIN employees of $8.9 million were excluded from the three and six months ended June 30, 2025 pro forma results and $0.7 million and $12.5 million were included in the three and

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

six months ended June 30, 2024 pro forma results, respectively, as if these costs were incurred during the 2024 period; and
●	Gain on bargain purchase of $187.9 million was excluded from the three and six months ended June 30, 2025 pro forma results and included in the six months ended June 30, 2024 pro forma results as if such gain was recognized during the 2024 period.
4.	Fair Value Measurements

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

Level 1 financial instruments are comprised of money market funds and U.S. treasuries. Level 2 financial instruments are comprised of U.S. treasuries, corporate debt obligations and Federal agency obligations. Usually, short term marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Level 3 financial instruments include derivative liabilities issued in March 2024 and settled in May 2024 in connection with the closing of the second tranche of the Series C redeemable convertible preferred stock financing.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$148,040	$—	$—	$148,040
Marketable securities
U.S. treasuries	146,158	135,083	—	281,241
Corporate debt obligations	—	46,373	—	46,373
Federal agency obligations	—	4,851	—	4,851
Supranational bonds	—	2,103	—	2,103
Total assets	$294,198	$188,410	$—	$482,608

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$168,847	$—	$—	$168,847
Marketable securities
U.S. treasuries	47,137	71,600	—	118,737
Total assets	$215,984	$71,600	$—	$287,584

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a range of assumptions used in the valuation of the derivative liabilities for the six months ended June 30, 2024:

Six Months Ended June 30,
2024
Expected term (in years)	0.2 – 0.4
Volatility	55.1% – 59.9%
Risk-free interest rate	5.4% – 5.5%
Dividend yield	0.00%
Probability of option exercise	0.0% – 100.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instrument, the derivative liabilities, for the six months ended June 30, 2024 (in thousands):

Six Months Ended June 30,
2024
Fair value at beginning of period	$—
Fair value upon issuance	8,913
Changes in fair value	5,406
Fair value upon settlement	(14,319)
Fair value at end of period	$—

The Company did not have Level 3 financial instruments for the three and six months ended June 30, 2025. There were no transfers between Level 1, Level 2 or Level 3 categories for the three and six months ended June 30, 2025 and 2024.

5.	Marketable Securities

Marketable securities, which are classified as available-for-sale marketable securities, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. treasuries	$281,305	$—	$(64)	$281,241
Corporate debt obligations	46,394	—	(21)	46,373
Federal agency obligations	4,850	1	—	4,851
Supranational bonds	2,103	—	—	2,103
Total short-term marketable securities	$334,652	$1	$(85)	$334,568

	December 31, 2024
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. treasuries	$118,697	$45	$(5)	$118,737
Total short-term marketable securities	$118,697	$45	$(5)	$118,737

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All marketable securities held as of June 30, 2025 and December 31, 2024 had contractual maturities of less than one year.

As of June 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three and six months ended June 30, 2025 and 2024.

6.Balance Sheet Components

Restricted Cash

Restricted cash includes cash held at financial institutions that is pledged as collateral for stand-by letters of credit, of $1.4 million and $1.1 million related to lease commitments as of June 30, 2025 and December 31, 2024, respectively, and cash held at a financial institution that is pledged under a collateral support contract of $0.4 million and zero related to the Company’s corporate credit program as of June 30, 2025 and December 31, 2024, respectively. The cash will be restricted until the termination or modification of the related lease agreements and corporate credit card program, respectively. Restricted cash is classified as restricted cash, non-current in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid credit voucher for clinical manufacturing	$10,754	$—
Service and other revenue receivable	2,666	—
Interest receivable	2,267	698
Prepaid subscriptions	1,855	1,232
Tax receivable	2,924	1,114
Prepaid insurance	330	695
Other	3,065	762
Total other prepaid expenses and current assets	$23,861	$4,501

The prepaid credit voucher for clinical manufacturing was received by ACELYRIN in the third quarter of 2024 as part of an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of development of certain ACELYRIN programs. The prepaid credit voucher for clinical manufacturing may be used to settle invoices for services and raw materials from this vendor related to the lonigutamab product candidate in development by ACELYRIN.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(in years)	2025	2024
Leasehold improvements	Shorter of useful life or lease term	$17,799	$17,618
Laboratory equipment	5	5,843	5,227
Furniture and fixtures	5	2,094	1,709
Computer equipment	5	1,161	896
Capitalized software	3	75	75
Total property and equipment, gross		26,972	25,525
Less: Accumulated depreciation and amortization		(6,644)	(4,557)
Total property and equipment, net		$20,328	$20,968

Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued personnel and related expenses	$9,845	$7,765
Accrued professional services	9,609	2,657
Severance liability	3,003	—
Accrued other expenses	348	158
Total other accrued expenses and current liabilities	$22,805	$10,580

7.	Revenue

Kaken Collaboration Agreement

On March 25, 2025, (the “Effective Date”) the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). Under the terms of the Collaboration Agreement, the Company granted to Kaken an exclusive right to develop, manufacture and commercialize envudeucitinib (or “envu”), formerly known as ESK-001, for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Collaboration Agreement, the Company is responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities. The Collaboration Agreement further provides that the Company will retain rights to envu in all other indications and geographies.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2025, Kaken made an upfront, non-refundable payment of $20.0 million to the Company. In addition, Kaken will pay the Company an aggregate of $20.0 million towards global development costs for envu in the dermatology field through the end of 2026 and thereafter will pay a specified share of development costs applicable to the dermatology field, and for any field for which Kaken exercises its option, subject to Kaken's right to opt out of cost-sharing in certain indications in specified circumstances. In addition, Kaken would pay the Company up to an aggregate of $36.0 million upon the achievement of regulatory milestones and upon Kaken’s exercise of its field expansion options for the rheumatology and gastrointestinal fields. In addition, the Company is entitled to receive aggregate payments of up to ¥15.5 billion upon the achievement of commercial milestones, plus tiered royalties at percentages ranging from the low double digits into the twenties on aggregate net sales of envu in Japan.

The Company evaluated the Collaboration Agreement and concluded it was within the scope of ASC 606. As of the Effective Date, the Company identified four performance obligations: (1) license to develop, manufacture and commercialize envu (the “License Obligation”), (2) development services that support the global development of envu (the “Development Services Obligation”), (3) the manufacture of the clinical supply in Japan (the “Manufacturing Services Obligation”) and (4) a material right related to the option for rheumatology disease (the “Material Right Obligation”). The License Obligation was considered functional intellectual property and distinct from other promises under the contract, as Kaken can benefit from the license on its own or together with other readily available resources. The Development Services Obligation and Manufacturing Services Obligation were considered distinct as Kaken could benefit from both of these separately with the license transferred by the Company at the inception of the agreement. The option in the rheumatology field contained a material right because its exercise does not require payment of a fee that is commensurate with the value of the additional license. No material right was assigned to the gastrointestinal field since its estimated fair value did not exceed the exercise price of the option.

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

The Company recognized revenue of zero and $17.4 million for the three and six months ended June 30, 2025, respectively, related to the License Obligation and $2.7 million for the three and six months ended June 30, 2025 related

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to the Development Services Obligation. As of June 30, 2025, deferred revenue, non-current was $2.6 million and related to the Material Right Obligation, and accounts receivable balance was $2.7 million and related to the Development Services Obligation. The aggregate estimated amount of transaction price that was unsatisfied as of June 30, 2025 was $21.5 million, of which, $18.2 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of June 30, 2025 related to the Material Right Obligation and is deferred until the option is exercised or expires.

Tenet Medicines Purchase Agreement

In January 2024, ACELYRIN entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). ACELYRIN recorded $7.0 million cash received as other income, net in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024. In consideration for the assets and other rights Tenet received under the Purchase Agreement, ACELYRIN is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million in the aggregate, royalties on worldwide net sales and payments on sublicense income.

8.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the three months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.2 million as research and development expenses under the service agreement, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $0.5 million and $0.6 million as research and development expenses under the services agreement, respectively. Accrued expenses under the service agreement were zero as of June 30, 2025 and December 31, 2024.

9.Commitments and Contingent Liabilities

Operating Leases

In August 2022, the Company entered into a lease agreement for 55,000 square feet of office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The Company constructed leasehold improvements in the space, which were concluded to be lessee assets. The lessor provided the Company a tenant improvement allowance of $17.2 million, of which $0.5 million was received in the year ended December 31, 2022, and $16.7 million was received in the year ended December 31, 2023, and was accounted for as a reduction to lease payments. At the commencement date, future lease payments totaled $37.9 million, including $54.6 million in gross fixed payments less $16.7 million in lease incentives expected to be received during the first year of the lease. The lease liability at lease commencement was calculated to be $14.1 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 11.4%. Following the commencement date, the Company measured its lease liability and right-of-use asset in accordance with ASC 842-20-35-3. In accordance with this guidance, future lease payments increased as the $16.7 million incentive was received and future gross fixed payments were no longer offset by these incentives. Leasehold improvements were reflected in property and equipment, net in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The lease agreement also includes a

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

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

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease and sublease agreements. In January 2023, ACELYRIN entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes.

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In February 2025, ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and six months ended June 30, 2025.

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,190	$835	$2,305	$1,711
Variable lease costs	306	326	657	656
Total lease costs	$1,496	$1,161	$2,962	$2,367

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$3,118	$2,745

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	7.2	8.7
Weighted-average incremental borrowing rate	11.6%	11.4%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under non-cancelable leases as of June 30, 2025, were as detailed below (in thousands):

2025 (remainder of the year)	$4,271
2026	8,175
2027	7,648
2028	7,765
2029	7,205
Thereafter	21,857
Total undiscounted lease payments	56,921
Less: Imputed interest	(18,145)
Total operating lease liabilities	$38,776

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. (the “FronThera Acquisition”), and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive income (loss). In July 2024, the Company met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of June 30, 2025.

License and Commercialization Agreement with Pierre Fabre

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under the March 25, 2021 license and commercialization agreement with Pierre Fabre Medicament SAS (“Pierre Fabre”), as amended (the “Pierre Fabre Agreement”), through which ACELYRIN received certain exclusive worldwide licenses with the right to sublicense certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits the Company from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.

The Company is obligated to (i) make payments of up to $100.5 million upon the achievement of various development and regulatory milestones, (ii) make milestone payments of up to $390.0 million upon the achievement of certain commercial milestones, and (iii) pay tiered royalties in the high single-digit to low-teen percentages to Pierre Fabre on worldwide net sales in a given calendar year. Royalties will be payable for each PF Licensed Product in a given country during a period commencing upon the first commercial sale of such PF Licensed Product in such country and continuing until the latest of (a) 10 years after such first commercial sale, (b) expiration of last-to-expire valid claim in a licensed patent in such country and (c) expiration of regulatory exclusivity for such PF Licensed Product in such country. In the event the Company enters into a sublicense with a third party, the Company must also share with Pierre Fabre a percentage of any revenues from option fees, upfront payments, license maintenance fees, milestone payments or the like generated

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from the sublicense. Such percentage may be between the high single-digits to the low thirties based on which stage of development of a PF Licensed Product the sublicense relates to.

Unless earlier terminated, the Pierre Fabre Agreement will continue on a PF Licensed Product-by-PF Licensed Product and country-by-country basis until there are no more royalty payments owed to Pierre Fabre on any PF Licensed Product thereunder. Either party may terminate the Pierre Fabre Agreement upon an uncured material breach, or upon the bankruptcy or insolvency of the other party. Pierre Fabre may also terminate the agreement if the Company or any of its affiliates institutes a patent challenge against the licensed patents from Pierre Fabre. The Company may also terminate the Pierre Fabre Agreement with or without cause upon nine months’ prior written notice, so long as there is no ongoing clinical trial for any PF Licensed Product.

As of June 30, 2025, no milestones were probable and accrued in the unaudited condensed consolidated balance sheets.

Research and Development Agreements

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. As of June 30, 2025, and December 31, 2024, the total value of non-cancellable obligations under contracts was $7.1 million and zero, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

Legal Contingencies

From time to time, the Company has and may become involved in legal proceedings arising in the ordinary course of business, any or all of which could have a material adverse impact on the Company, including its financial position. The outcomes of legal proceedings are not within the Company’s complete control and may not be known for prolonged periods of time. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount.

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. The Company does not consider any payment to be probable or reasonably estimable and has not accrued for any potential liability relating to this lawsuit.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

10.	Redeemable Convertible Preferred Stock

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Stockholders’ Equity

As of June 30, 2025, the Company was authorized to issue 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with par values of $0.0001 per share. As of June 30, 2025, there were no shares of preferred stock issued or outstanding, 96,857,569 shares of voting common stock issued and outstanding and 7,184,908 shares non-voting common stock issued outstanding.

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

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Stock options issued and outstanding	18,190,124	9,458,788
RSUs issued and outstanding	672,117	—
Shares available for grant under the 2024 Equity Incentive Plan	5,430,350	6,893,517
Shares available for grant under the 2024 Employee Stock Purchase Plan	1,009,440	650,000
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,321,733	—
Shares available for grant under the 2024 Performance Option Plan	98,681	92,800
Total	31,722,445	17,095,105

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The Company recognized less than $0.1 million of stock-based compensation expense for the three and six months ended June 30, 2025 and 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity for the Company’s restricted common stock for the six months ended June 30, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,583	$2.90
Vested	(2,583)	$2.90
Unvested as of June 30, 2025	—	$—

12.	Stock-Based Compensation

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2024 Equity Incentive Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 EIP, which became effective on June 27, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 7,800,000 new shares of common stock for issuance under the 2024 EIP. In addition, up to 6,829,339 shares subject to awards under the 2021 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, were authorized to be added to the 2024 EIP. The 2024 EIP is a successor to the 2021 Plan and no further grants will be made under the 2021 Plan. The 2024 EIP also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such lesser number of shares as determined by the board of directors prior to the applicable January 1. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 EIP by 2,720,366 on January 1, 2025. No more than 43,888,017 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 EIP.

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

ACELYRIN Plans

Pursuant to the Merger Agreement, the Company assumed certain stock options, RSUs and performance RSUs outstanding under the ACELYRIN, Inc. 2020 Stock Option and Grant Plan, as amended (the “ACELYRIN 2020 Plan”), the ValenzaBio, Inc. Stock Plan (the “ValenzaBio Plan”) and the ACELYRIN, Inc. 2023 Equity Incentive Plan (the “ACELYRIN 2023 Plan” and, together with the ACELYRIN 2020 Plan and the ValenzaBio Plan, the “ACELYRIN Plans”). In connection with the closing of the ACELYRIN Merger, the Company also assumed the ACELYRIN 2023 Plan, which, as modified in connection with such assumption, permits equity awards to be issued to the extent permissible under applicable law and Nasdaq listing rules.

Stock options that were outstanding under the ACELYRIN Plans immediately prior to the Closing Date were assumed by the Company and converted into options to purchase the Company’s common stock. RSUs that were outstanding and unvested immediately prior to the Closing Date were assumed by the Company and converted into the Company’s RSU awards. Performance RSUs outstanding and unvested immediately prior to the Closing Date were converted into the Company’s RSU awards subject only to a service vesting condition.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the six months ended June 30, 2025. The table includes early exercised shares as part of options exercised.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,670,908	$9.59	8.2	$1,777
Stock options assumed in connection with the ACELYRIN Merger	4,712,186	$12.99
Granted	4,268,940	$4.99
Exercised	—	$—		$—
Forfeited or expired	(243,909)	$12.53
Outstanding, vested and expected to vest as of June 30, 2025	16,408,125	$9.33	7.0	$6,092
Exercisable as of June 30, 2025	10,120,188	$10.55	5.8	$1,121

Total exercisable shares of 10,120,188 as of June 30, 2025 included 2,818,430 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the six months ended June 30, 2025 and 2024 was $15.6 million and $5.5 million, respectively.

The following table summarizes the Company’s stock option activity under the 2024 POP for the six months ended June 30, 2025.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	1,787,880	$10.19	9.3	$—
Granted	—	$—
Forfeited or expired	(5,881)	$10.19
Outstanding, vested and expected to vest as of June 30, 2025	1,781,999	$10.19	8.5	$—
Exercisable as of June 30, 2025	—	$—	—	$—

Valuation of Stock Options Granted under Non-Performance Plans

The weighted-average grant date fair value of stock options granted for the six months ended June 30, 2025 and 2024 was $4.02 and $10.47 per stock option, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of stock options granted for the six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	5.23 - 6.08	5.92 - 6.08
Volatility	98.84% - 102.72%	103.65% - 105.69%
Risk-free interest rate	4.00% - 4.65%	4.20% - 4.48%
Dividend yield	0.00%	0.00%

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, there was $0.4 million and $0.8 million share repurchase liability related to the unvested shares, respectively, included in share repurchase liability in the condensed consolidated balance sheets.

The following table summarizes the activity for the Company’s early exercised shares for the six months ended June 30, 2025:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2024	146,683	$5.53
Vested	(85,040)	$4.99
Unvested as of June 30, 2025	61,643	$6.27

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company initially reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 ESPP by 544,073 on January 1, 2025. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the six months ended June 30, 2025, 184,633 shares of common stock were purchased under the ESPP.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the six months ended June 30, 2025.

Six Months Ended
June 30, 2025
Expected term (in years)	0.32 - 0.50
Volatility	79.42% - 133.00%
Risk-free interest rate	4.25% - 4.33%
Dividend yield	0.00%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

A summary of unvested RSU activity is presented in the following table:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
RSUs assumed in connection with the ACELYRIN Merger	1,470,868	$13.46
RSUs granted	—	$—
RSUs released	(798,751)	$14.69
RSUs forfeited	—	$—
Unvested as of June 30, 2025	672,117	$11.99

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$7,225	$1,641	$10,944	$3,085
General and administrative	11,410	1,492	14,686	2,705
Total stock-based compensation expense	$18,635	$3,133	$25,630	$5,790

Stock-based compensation expense included $7.8 million as general and administrative expenses and $3.0 million as research and development expenses for the three and six months ended June 30, 2025, related to accelerated vesting and exercise term modification in connection with the ACELYRIN Merger.

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) by award type for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$13,989	$3,115	$20,792	$5,754
RSUs	4,397	—	4,397	—
ESPP	249	—	435	—
Restricted stock awards	—	18	6	36
Total stock-based compensation expense	$18,635	$3,133	$25,630	$5,790

Stock-based compensation expense related to non-employee awards was $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was an unrecognized stock-based compensation expense of $62.0 million related to stock options granted which the Company expects to recognize over a weighted-average period of 2.5 years.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and six months ended June 30, 2025 and 2024.

14.	Net Income (Loss) Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$59,321	$(56,508)	$(39,642)	$(106,357)
Denominator:
Weighted-average shares of common stock outstanding	76,559,569	2,700,082	65,544,642	2,689,624
Less: Weighted-average shares of common stock subject to repurchase	(82,425)	(254,060)	(104,621)	(281,587)
Weighted-average shares of common stock outstanding, basic	76,477,144	2,446,022	65,440,021	2,408,037
Dilutive effect of issuable shares of common stock	158,751	—	—	—
Weighted-average shares of common stock outstanding, diluted	76,635,895	2,446,022	65,440,021	2,408,037

Net income (loss) per share attributable to common stockholders:
Basic	$0.78	$(23.10)	$(0.61)	$(44.17)
Diluted	0.77	(23.10)	(0.61)	(44.17)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued and outstanding	17,746,130	8,725,148	18,190,124	8,725,148
RSUs issued and outstanding	212,118	—	672,117	—
Common stock issuable under the 2024 ESPP	135,993	—	264,207	—
Early exercised stock options and unvested restricted common stock	61,643	246,516	61,643	246,516
Redeemable convertible preferred stock issued and outstanding, as converted	—	36,040,564	—	36,040,564
Total	18,155,884	45,012,228	19,188,091	45,012,228

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Segment Reporting

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Chief Executive Officer, regularly reviews consolidated net income (loss) as reported in the Company’s consolidated statements of operations and comprehensive income (loss) as compared to budget. The measure of segment assets is reported in the condensed consolidated balance sheets as total consolidated assets.

In addition to the significant expense categories included within net income (loss) presented in the Company’s consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License revenue	$—	$—	$17,389	$—
Collaboration revenue	2,666	—	2,666	—
Total revenue	2,666	—	20,055	—
Operating expenses:
Research and development expenses
External costs
CROs, CMOs and clinical trials	66,089	26,849	131,162	51,113
Professional consulting services	7,417	4,765	13,821	8,290
Other research and development costs	2,995	3,597	5,291	5,594
Internal costs
Personnel-related costs	26,821	10,134	44,479	19,229
Facilities and overhead costs	5,433	3,220	10,624	6,300
Total research and development expense	108,755	48,565	205,377	90,526
General and administrative expenses	34,450	7,575	56,745	13,207
Total operating expenses	143,205	56,140	262,122	103,733
Loss from operations	(140,539)	(56,140)	(242,067)	(103,733)
Total other income (expense), net	191,299	(368)	193,864	(2,624)
Net income (loss) before income taxes	50,760	(56,508)	(48,203)	(106,357)
Income tax benefit	8,561	—	8,561	—
Net income (loss)	$59,321	$(56,508)	$(39,642)	$(106,357)

16. Subsequent Events

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements and disclosures.

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

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: envudeucitinib (or “envu”), formerly known as ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. Envu has demonstrated significant therapeutic effect in our Phase 2 program in patients with moderate-to-severe plaque psoriasis (“PsO”), and is currently being evaluated in an additional Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report topline results in the third quarter of 2026. With the favorable results in our Phase 2 clinical trial in PsO, we have initiated our Phase 3 ONWARD clinical program, which consists of two parallel Phase 3 clinical trials of envu in this indication and for which we expect to report topline results early in the first quarter of 2026. These parallel Phase 3 clinical trials also include one long-term extension (“LTE”) study, ONWARD3. In addition, the open-label extension (“OLE”) of our Phase 2 clinical trial in PsO remains ongoing. TYK2 genetic mutations are associated with a strong protective effect in multiple sclerosis, motivating us to develop our second product candidate, A-005, as a CNS-penetrant, allosteric TYK2 inhibitor for neuroinflammatory and neurodegenerative diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024. In addition, in connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of TED. We are continuing to evaluate the development program for lonigutamab and its potential differentiation in a capital efficient manner.

Since our inception, we have devoted substantially all of our efforts to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting preclinical studies and clinical trials, establishing and protecting our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and increasing substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our expanded organization following the ACELYRIN Merger. Our ability to achieve and sustain profitability will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis.

To date, we have primarily funded our operations primarily through issuance of common stock, including in our IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, the acquisition of cash, cash equivalents and marketable securities in connection with the ACELYRIN Merger and payments received under our Collaboration Agreement with Kaken.

We have incurred significant operating losses and negative cash flows since our inception. Our net income (loss) for the three and six months ended June 30, 2025 and 2024 was $59.3 million, $(56.5) million, $(39.6) million and $(106.4) million, respectively. As of June 30, 2025, we had an accumulated deficit of $698.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur substantial expenses associated with the ACELYRIN Merger and the integration and development activities related to the acquired ACELYRIN business. We have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	continue committing substantial capital resources to the integration and development activities related to the acquired ACELYRIN business;
●	explore additional indications for our existing product candidates;
●	hire additional clinical and scientific personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under our FronThera Acquisition agreement, Pierre Fabre Agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operating as a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

We do not currently own or operate any manufacturing facility. We rely on CMOs to produce our product candidates in accordance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) regulations for use in our clinical studies. We have entered into development and manufacturing agreements with various CMOs relating to process development, manufacturing of drug substance and drug product, and quality testing of our product candidates. We expect to rely on our CMOs in the future for the manufacturing of our product candidates in order to expedite readiness for future clinical trials. Most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.

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

ACELYRIN Merger

On February 6, 2025, we entered into a Merger Agreement with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary. The Merger Agreement was approved by the disinterested directors on our board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, we completed the ACELYRIN Merger in a common stock transaction valued at approximately $238.1 million settled through the issuance of 48,653,549 shares of our common stock to acquire net assets with a fair value of $426.0 million. See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

Our results of operations include the accounts of ACELYRIN and its wholly owned subsidiary WH2, LLC after the closing of the Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. Accordingly, the results discussed below were impacted by the timing of the ACELYRIN Merger. WH2, LLC has not had any operations or any balances from its inception. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Components of Results of Operations

Revenue

On March 25, 2025, we entered into the Collaboration Agreement with Kaken. Under the terms of the Collaboration Agreement, we granted to Kaken an exclusive right to develop, manufacture and commercialize envu for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Collaboration Agreement, we are responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities. The Collaboration Agreement further provides that we will retain rights to envu in all other indications and geographies.

In March 2025, Kaken made an upfront, non-refundable payment of $20.0 million to us. In addition, Kaken will pay us an aggregate of $20.0 million towards global development costs of envu in the dermatology field through the end of 2026 and thereafter will pay a specified share of development costs applicable to the dermatology field, and for any field for which Kaken exercises its option, subject to Kaken's right to opt out of cost-sharing in certain indications in specified circumstances. In addition, Kaken would pay us up to an aggregate of $36.0 million upon the achievement of regulatory milestones and upon Kaken’s exercise of its field expansion options for the rheumatology and gastrointestinal fields. In addition, we are entitled to receive aggregate payments of up to ¥15.5 billion upon the achievement of commercial milestones, plus tiered royalties at percentages ranging from the low double digits into the twenties on aggregate net sales of envu in Japan.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses, and include ACELYRIN’s operations subsequent to the Closing Date.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through June 30, 2025, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

Our future research and development costs may vary significantly based on factors such as:

●	the timing and progress of our preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	the costs and timing of manufacturing of our product candidates;
●	the amount and timing of any milestone payment due under our FronThera Acquisition agreement, Pierre Fabre Agreement, and any future license or collaboration agreements;
●	the number of patients that participate in our clinical trials, and per participant clinical trial costs;
●	the number and duration of clinical trials required for approval of our product candidates;
●	the number of sites included in our clinical trials, and the locations of those sites;
●	delays or difficulties in adding trial sites and enrolling participants;
●	patient drop-out or discontinuation rates;
●	additional safety monitoring if requested by regulatory authorities;
●	the phase of development of our product candidates;
●	the timing, receipt and terms of any approvals from applicable regulatory authorities including the FDA and comparable foreign regulatory authorities;
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
●	changes in the competitive outlook;
●	the extent to which we establish additional strategic collaborations or other arrangements; and
●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates and facility occupancy costs, and integrating ACELYRIN’s operations. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income, including amortization of premiums and accretion of discounts on marketable securities, gain on bargain purchase, and the change in fair value of derivative liability.

The gain on bargain purchase represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration and was recognized as other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as of the Closing Date of the ACELYRIN Merger.

In March 2024, in connection with our redeemable convertible preferred stock financings, we issued options to purchase additional shares of redeemable convertible preferred stock at a specified price, which were accounted for as derivative liabilities. Changes in fair value of these derivative liabilities were included in the other income (loss) in the condensed consolidated statement of operations and comprehensive income (loss) for each reporting period until the derivatives were exercised or expired.

Results of Operations and Comprehensive Income (Loss)

The following tables summarize our results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenue:
License revenue	$—	$—	$—	*
Collaboration revenue	2,666	—	$2,666	*
Total revenue	2,666	—	2,666	*
Operating expenses:
Research and development expenses	108,755	48,565	60,190	124%
General and administrative expenses	34,450	7,575	26,875	355%
Total operating expenses	143,205	56,140	87,065	155%
Loss from operations	(140,539)	(56,140)	(84,399)	150%
Other income (expense):
Gain on bargain purchase	187,907	—	187,907	*
Interest income	3,430	1,977	1,453	73%
Change in fair value of derivative liability	—	(2,311)	2,311	(100)%
Other income (expense), net	(38)	(34)	(4)	12%
Total other income (expense), net	191,299	(368)	191,667	*
Net income (loss) before income taxes	50,760	(56,508)	107,268	*
Income tax benefit	8,561	—	8,561	*
Net income (loss)	$59,321	$(56,508)	$115,829	*
*	not meaningful

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue:
License revenue	$17,389	$—	$17,389	*
Collaboration revenue	2,666	—	2,666	*
Total revenue	20,055	—	20,055	*
Operating expenses:
Research and development expenses	205,377	90,526	114,851	127%
General and administrative expenses	56,745	13,207	43,538	330%
Total operating expenses	262,122	103,733	158,389	153%
Loss from operations	(242,067)	(103,733)	(138,334)	133%
Other income (expense):
Gain on bargain purchase	187,907	—	187,907	*
Interest income	6,039	2,831	3,208	113%
Change in fair value of derivative liability	—	(5,406)	5,406	(100)%
Other income (expense), net	(82)	(49)	(33)	67%
Total other income (expense), net	193,864	(2,624)	196,488	*
Net income (loss) before income taxes	(48,203)	(106,357)	58,154	(55)%
Income tax benefit	8,561	—	8,561	*
Net income (loss)	$(39,642)	$(106,357)	$66,715	(63)%
*	not meaningful

Revenue

For the three and six months ended June 30, 2025, we recognized license revenue of zero and $17.4 million, respectively, and service and other revenue of $2.7 million related to the Collaboration Agreement with Kaken. We expect to recognize development services and other revenue through the term of the Collaboration Agreement as the services are performed.

Research and Development Expenses

The following tables summarize our external and internal research and development expenses for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
External costs:
CROs, CMOs and clinical trials	$66,089	$26,849	$39,240	146%
Professional consulting services	7,417	4,765	2,652	56%
Other research and development costs	2,995	3,597	(602)	(17)%
Internal costs:
Personnel-related costs	26,821	10,134	16,687	165%
Facilities and overhead costs	5,433	3,220	2,213	69%
Total research and development expense	$108,755	$48,565	$60,190	124%

	Six Months Ended June 30,		Change
	2025	2024	$	%
External costs:
CROs, CMOs and clinical trials	$131,162	$51,113	80,049	157%
Professional consulting services	13,821	8,290	5,531	67%
Other research and development costs	5,291	5,594	(303)	(5)%
Internal costs:
Personnel-related costs	44,479	19,229	25,250	131%
Facilities and overhead costs	10,624	6,300	4,324	69%
Total research and development expense	$205,377	$90,526	$114,851	127%

Comparison of the Three Months Ended June 30, 2025 and 2024

Research and development expenses increased by $60.2 million, to $108.8 million for the three months ended June 30, 2025, from $48.6 million for the three months ended June 30, 2024.

CRO, CMO and clinical trials expenses increased by $39.2 million, to $66.1 million for the three months ended June 30, 2025, from $26.8 million for the three months ended June 30, 2024, primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for envu and other programs.

Professional consulting services expenses increased by $2.7 million, to $7.4 million for the three months ended June 30, 2025, from $4.8 million for the three months ended June 30, 2024, due to services to support our clinical trial for envu and other programs.

Other research and development costs decreased by $0.6 million, to $3.0 million for the three months ended June 30, 2025, from $3.6 million for the three months ended June 30, 2024, primarily due to the timing of preclinical studies.

Personnel-related costs increased by $16.7 million, to $26.8 million for the three months ended June 30, 2025, from $10.1 million for the three months ended June 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and increased research and development headcount, and included an increase in stock-based compensation expense of $5.6 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Facilities and overhead costs increased by $2.2 million, to $5.4 million for the three months ended June 30, 2025, from $3.2 million for the three months ended June 30, 2024, primarily due to an increase in software license costs and information technology, and facilities expenses allocated to research and development activities.

Comparison of the Six Months Ended June 30, 2025 and 2024

Research and development expenses increased by $114.9 million, to $205.4 million for the six months ended June 30, 2025, from $90.5 million for the six months ended June 30, 2024.

CRO, CMO and clinical trials expenses increased by $80.0 million, to $131.2 million for the six months ended June 30, 2025, from $51.1 million for the six months ended June 30, 2024 primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for envu and other programs and an increase in CMO expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services expenses increased by $5.5 million, to $13.8 million for the six months ended June 30, 2025, from $8.3 million for the six months ended June 30, 2024, due to services to support our clinical trial for envu and other programs.

Other research and development costs decreased by $0.3 million, to $5.3 million for the six months ended June 30, 2025, from $5.6 million for the six months ended June 30, 2024, primarily due to timing of preclinical studies.

Personnel-related costs increased by $25.3 million, to $44.5 million for the six months ended June 30, 2025, from $19.2 million for the six months ended June 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and increased research and development headcount, and included an increase in stock-based compensation expense of $7.9 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Facilities and overhead costs increased by $4.3 million, to $10.6 million for the six months ended June 30, 2025, from $6.3 million for the six months ended June 30, 2024, primarily due to an increase in software license costs and information technology, and facilities expenses allocated to research and development activities.

External Costs by Program

The following table summarizes our external costs by program for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Envu	$64,628	$27,982	$131,120	$52,653
A-005	2,734	4,342	6,350	7,370
Other programs and research and development activities	9,139	2,887	12,804	4,974
Total external research and development expense	$76,501	$35,211	$150,274	$64,997

General and Administrative Expenses

Comparison of the Three Months Ended June 30, 2025 and 2024

General and administrative expenses increased by $26.9 million, to $34.5 million for the three months ended June 30, 2025, from $7.6 million for the three months ended June 30, 2024.

Personnel-related expenses increased by $17.7 million, to $21.6 million for the three months ended June 30, 2025, from $3.9 million for the three months ended June 30, 2024, primarily due severance costs related to the ACELYRIN Merger and increased general and administrative headcount, and included an increase in stock-based compensation expense of $9.9 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Professional consulting services expenses increased by $9.9 million, to $12.8 million for the three months ended June 30, 2025, from $2.8 million for the three months ended June 30, 2024, primarily due to ACELYRIN Merger transaction costs, and an increase in consulting, legal, accounting, audit and tax services to support our growth, public company requirements and business development.

Comparison of the Six Months Ended June 30, 2025 and 2024

General and administrative expenses increased by $43.5 million, to $56.7 million for the six months ended June 30, 2025, from $13.2 million for the six months ended June 30, 2024.

Personnel-related expenses increased by $21.6 million, to $28.9 million for the six months ended June 30, 2025, from $7.4 million for the six months ended June 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and increased general and administrative headcount, and included an increase in stock-based compensation expense of $12.0 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Professional consulting services expenses increased by $22.4 million, to $27.2 million for the six months ended June 30, 2025, from $4.8 million for the six months ended June 30, 2024, primarily due to ACELYRIN Merger transaction costs, and an increase in consulting, legal, accounting, audit and tax services to support our growth, public company requirements and business development.

Other Income (Expense), Net

Other income (expense), net increased by $191.7 million, to $191.3 million other income, net for the three months ended June 30, 2025, from $0.4 million other expense, net for the three months ended June 30, 2024. Other income (expense), net increased by $196.5 million, to $193.9 million other income, net for the six months ended June 30, 2025, from $2.6 million other expense, net for the six months ended June 30, 2024.

Gain on bargain purchase was $187.9 million for the three and six months ended June 30, 2025 as compared to zero for the three and six months ended June 30, 2024, and represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date.

Interest income increased by $1.5 million, to $3.4 million for the three months ended June 30, 2025, from $2.0 million for the three months ended June 30, 2024, primarily as a result of higher balances of cash equivalents and marketable securities. Interest income increased by $3.2 million, to $6.0 million for the six months ended June 30, 2025, from $2.8 million for the six months ended June 30, 2024, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of $2.3 million and $5.4 million for the three and six months ended June 30, 2024, respectively related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing. See Note 4 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Income Tax Benefit

Income tax benefit was $8.6 million for the three and six months ended June 30, 2025 as compared to zero for the three and six months ended June 30, 2024. The income tax benefit was related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations through the issuance of common stock, including in our IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, the acquisition of cash, cash equivalents and marketable securities in connection with the ACELYRIN Merger and payments received under our Collaboration Agreement with Kaken.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $486.3 million as of June 30, 2025, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We plan to monitor expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, and incur costs associated with potential commercialization. In addition, we anticipate committing substantial capital resources to the integration and development activities related to the acquired ACELYRIN business. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(186,707)	$(96,548)
Net cash provided by (used in) investing activities	168,828	(51,551)
Net cash provided by financing activities	749	257,211
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,130)	$109,112

Operating Activities

Net cash used in operating activities was $186.7 million and $96.5 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities for the six months ended June 30, 2025 was due to our net income (loss) for the period of $(39.6) million and non-cash items totaling $162.1 million partially offset by changes in operating assets and liabilities of $15.0 million. Non-cash items included $187.9 million related to gain on bargain purchase in connection with the ACELYRIN Merger and net accretion of discounts on marketable securities of $2.2 million, partially offset by $25.6 million related to stock-based compensation expense, $1.7 million related to depreciation and amortization and $0.6 million related to non-cash lease expense. The changes in operating assets and liabilities included an increase of $11.0 million in research and development accrued expenses, a decrease of $7.4 million in research and development prepaid expenses, an increase of $6.5 million in other accrued expenses and current liabilities, an increase of $2.6 million in deferred revenue, an increase of $0.2 million in other liabilities, non-current, and a decrease of $0.1 million in other prepaid expenses and other assets, partially offset by a decrease of $8.6 million in deferred income tax liability, an increase of $1.7 million in other assets, non-current, a decrease of $1.3 million in operating lease liabilities and a decrease of $1.2 million in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2024 was due to our net income (loss) for the period of $(106.4) million and changes in operating assets and liabilities of $2.4 million, partially offset by non-cash items totaling $12.2 million. Non-cash items included $5.8 million related to stock-based compensation expense, $5.4 million related to the change in fair value of the derivative liability and $1.5 million related to depreciation and amortization, partially offset by net accretion of discounts on marketable securities of $0.5 million. The changes in operating assets and liabilities primarily include an increase of $10.5 million in research and development prepaid expenses, a decrease of $1.9 million in other accrued expenses and current liabilities, and a decrease of $1.0 million in operating lease liabilities, partially offset by an increase of $7.8 million in accounts payable and an increase of $3.6 million in research and development accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 of $168.8 million was related to proceeds from maturities of marketable securities of $144.3 million and cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger of $49.7 million, partially offset by purchases of marketable securities of $24.5 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2024 of $51.6 million was related to purchases of marketable securities of $59.0 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of marketable securities of $8.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 of $0.8 million was primarily related to proceeds from the issuance of common stock under the 2024 ESPP.

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

Contractual Obligations and Commitments

Research and Development Agreements

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. As of June 30, 2025 and December 31, 2024, the total value of non-cancellable obligations under contracts was $7.1 million and zero, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

FronThera Contingent Consideration

On March 5, 2021, we entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. The transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive income (loss). In July 2024, we met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of June 30, 2025.

License and Commercialization Agreement with Pierre Fabre

Upon the closing of the Merger Agreement, we became the successor to ACELYRIN’s rights and obligations under the Pierre Fabre Agreement. We received certain exclusive worldwide licenses with the right to sublicense certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits us from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.

We are obligated to (i) make payments of up to $100.5 million upon the achievement of various development and regulatory milestones, (ii) make milestone payments of up to $390.0 million upon the achievement of certain commercial milestones, and (iii) pay tiered royalties in the high single-digit to low-teen percentages to Pierre Fabre on worldwide net sales in a given calendar year. Royalties will be payable for each PF Licensed Product in a given country during a period commencing upon the first commercial sale of such PF Licensed Product in such country and continuing until the latest of (a) 10 years after such first commercial sale, (b) expiration of last-to-expire valid claim in a licensed patent in such country and (c) expiration of regulatory exclusivity for such PF Licensed Product in such country. In the event we enter into a sublicense with a third party, we must also share with Pierre Fabre a percentage of any revenues from option fees, upfront payments, license maintenance fees, milestone payments or the like generated from the sublicense. Such percentage may be between the high single-digits to the low thirties based on which stage of development of a PF Licensed Product the sublicense relates to.

Unless earlier terminated, the Pierre Fabre Agreement will continue on a PF Licensed Product-by-PF Licensed Product and country-by-country basis until there are no more royalty payments owed to Pierre Fabre on any PF Licensed Product thereunder. Either party may terminate the Pierre Fabre Agreement upon an uncured material breach, or upon the bankruptcy or insolvency of the other party. Pierre Fabre may also terminate the agreement if we or any of our affiliates institutes a patent challenge against the licensed patents from Pierre Fabre. We may also terminate the Pierre Fabre Agreement with or without cause upon nine months’ prior written notice, so long as there is no ongoing clinical trial for any PF Licensed Product.

As of June 30, 2025 no milestones were probable and accrued in the unaudited condensed consolidated balance sheet.

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of June 30, 2025, we had total undiscounted lease payment obligations under non-cancelable leases of $56.9 million, including $4.3 million payable through December 31, 2025. See Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Business Acquisitions, Including Intangible Assets, Goodwill and Contingent Consideration

We account for business combinations, as defined in ASC Topic 805, Business Combinations, using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D intangible assets, and liabilities assumed, be recorded at fair value on the consolidated balance sheets as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of net assets acquired, if any, is recorded as goodwill on the consolidated balance sheet. The excess of the fair value of net assets acquired over the fair value of the purchase consideration, if any, represents negative goodwill, or a gain on bargain purchase, which is recognized in the consolidated statement of operations as of the date of the acquisition.

Calculating the fair value of assets acquired and liabilities assumed requires us to make significant estimates and assumptions. As a result, we may record adjustments to the fair values within the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill or a gain on bargain purchase.

Transaction costs associated with business combinations are expensed as they are incurred.

Intangible assets related to IPR&D projects acquired are considered to be indefinite-lived until abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Development costs incurred after an acquisition are expensed as incurred

Intangible assets with finite useful lives, which include completed IPR&D projects, are amortized over their estimated useful lives, primarily on a straight-line basis, and are also periodically reviewed for changes in facts or circumstances that may result in an impairment or in a reduction to the estimated useful life of the asset.

In determining the initial fair value of an intangible asset, or when quantitative analysis is required to determine any impairment, we usually use an income approach that discounts expected future cash flows to present value using a discount rate that is based on the estimated weighted-average cost of capital for comparable companies and represents the rate that market participants would use to value the intangible asset. These cash flow models require the use of Level 3 fair value measurements and inputs, including estimated revenues, costs and probabilities of technical and regulatory milestones, among other factors.

If we are required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events, then the estimated fair value of contingent consideration liabilities is recognized in the consolidated balance sheet as of the date of the acquisition. Each reporting period thereafter, we revalue these obligations and records increases or decreases in their fair value on the consolidated statements of operations until such time that the payment is made or obligations expire.

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

We recognize collaboration revenue in an amount that reflects the consideration that we expect to receive in exchange for those goods or services when our collaborator, or customer, obtains control of promised goods or services. We follow a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service.

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

Stock-Based Compensation Expense

We grant stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of our common stock. We measure stock options granted with service-based vesting based on the fair value of the award on the grant date using the Black-Scholes option-pricing model. The model requires us to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. We expense the fair value of our stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

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

We account for award forfeitures as they occur and classify stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary or services costs are classified.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys' fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense against this and any other related lawsuits and we may not prevail.

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.

●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of envudeucitinib (or “envu”), formerly known as ESK-001, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.
●	We are subject to various risks related to the acquisition of ACELYRIN.
●	Our business is highly dependent on the success of our most advanced product candidate, envu, and we cannot guarantee that envu will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors pending patent applications will issue or that patents based on our or any current or future licensors patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We may form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	We may have conflicts with any current or future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.

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

Our most advanced candidate is envu, an oral, small molecule allosteric inhibitor of TYK2. We are currently conducting two parallel Phase 3 clinical trials of envu in PsO and a Phase 2b clinical trial of envu in SLE. In addition, we are advancing A-005, an investigational CNS penetrant allosteric inhibitor of TYK2 that has a potential application in multiple sclerosis (“MS”) and other neuroinflammatory and neurodegenerative diseases, currently in Phase 1 clinical development. Our ability to achieve profitability in the future is dependent upon obtaining regulatory approval for and successfully commercializing our most advanced candidate, envu, either alone or with third parties. However, our operations may not be profitable even if envu is successfully developed, approved and thereafter commercialized.

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three and six months ended June 30, 2025, our net income (loss) was $59.3 million and $(39.6) million, respectively. As of June 30, 2025, we had an accumulated deficit of $698.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We have also incurred and will continue to incur substantial integration costs and expenses in connection with the ACELYRIN Merger. While we expected that a certain level of integration costs would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration costs. Many of the integration costs that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration costs could be greater or could be incurred over a longer period of time than we currently expect.

We anticipate that our expenses will increase substantially if, and as, we:

●	conduct preclinical studies and clinical trials for envu, A-005 and potential future programs;

●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or other acquisitions, and conduct development activities, including preclinical studies and clinical trials;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current and future product candidates;

●	seek regulatory approvals for our product candidates or any future product candidates;
●	commercialize our current product candidates or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;

●	attract, hire and retain qualified clinical, scientific, operations and management personnel;

●	add and maintain operational, financial and information management systems;
●	protect, maintain, enforce and defend our rights in our intellectual property portfolio;
●	defend against third-party interference, infringement and other intellectual property claims, if any;

●	address any competing therapies and market developments; and
●	experience any delays in our preclinical studies or clinical trials and seeking regulatory approval for our product candidates due to public health concerns, macroeconomic conditions or geopolitical conflicts; and
●	incur costs associated with operating as a public company.

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, the institutional review boards (“IRBs”) or ethics committees of the institutions in which such trials are being conducted, the FDA or other comparable foreign regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension, clinical hold or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our CROs or clinical trial sites to perform in accordance with good clinical practices (“GCP”) requirements, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Participant enrollment, a significant factor in the timing of clinical trials, is affected by many conditions, including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of participants to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain participant consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications being investigated by us. Risks related to patient enrollment are heightened in longer clinical trials, including the 48-week trial period contemplated by our ongoing Phase 2b clinical trial of envu in SLE. In particular, this trial has been and may continue to be challenging to enroll due to the fact that patients must be experiencing active disease at the time of screening to be eligible for enrollment. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same areas as our product candidates, and this competition will reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or to use currently marketed therapies. Additionally, participants, including participants in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues. Additionally, we could encounter delays if treating clinicians encounter unresolved ethical issues associated with enrolling participants in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We have in the past experienced and expect to continue to experience participant withdrawals or discontinuations from our trials. For example, as long-term treatment with envu continues to be evaluated in our STRIDE OLE, ONWARD3 LTE study and LUMUS Part B OLE, we expect to see discontinuation rates rise over time. Withdrawal of participants from our clinical trials may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates.

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

Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable, if ever. Any additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Once initiated, clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, while we plan to continue to evaluate the development program for lonigutamab, which was ACELYRIN’s lead product candidate, and its potential differentiation in a capital efficient manner, lonigutamab’s potential to improve on the safety and side-effect profile of the sole currently-approved therapy in the United States for the treatment of TED is unproven. In particular, if lonigutamab is shown to have similar adverse events or side effects as the existing therapy, or other safety or tolerability concerns, such as hearing impairment, then our opportunity to disrupt the current standard of care in TED will be limited or precluded altogether. In this regard, ACELYRIN observed certain adverse events in its Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. If we determine that, whether due to emerging clinical data or otherwise, any of our drug candidates will be unable to improve on the current standard of care in the indications we are pursuing, we may decide to modify, suspend or abandon such development program. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials, and we have experienced and may experience setbacks in our programs in the future. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of such product candidates.

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

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK government published its response to the consultation outcome on March 21, 2023, confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.

Our clinical trials may reveal SAEs and AEs and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of envu, A-005 or any future product candidates.

Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive labeling or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities.

We have observed SAEs and AEs in our trials of envu, and as more patients become exposed to envu over longer periods of time, we expect to see additional SAEs and AEs emerge. Further, long term treatment with envu continues to be evaluated in an OLE trial, and additional AEs and SAEs will continue to accumulate. Certain conditions occur more frequently in patients with psoriasis compared to the general population. Examples include obesity, cardiovascular disease, psoriatic arthritis and depression. Immune modulating treatments including envu may result in increasing susceptibility to various infections, including serious or life-threatening infections, and there is a theoretical risk with immune-modulating agents that dampening immune responses could increase the risk of malignancies.

Other TYK2 inhibitors, such as deucravacitinib (marketed as Sotyktu), which is approved for the treatment of adults with PsO, have shown AEs such as hypersensitivity reactions, infections, tuberculosis, malignancy and rhabdomyolysis. The label for deucravacitinib includes a warning concerning the potential for JAK-related AEs, such as cardiovascular and thrombotic events. We have observed, and expect that additional AEs and SAEs consistent with known side effects of TYK2 inhibition may emerge, in our ongoing and future clinical trials of envu.

The most common AEs observed in our Phase 2 STRIDE and OLE PsO trials that were considered related to envu treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. As of June 30, 2025, there were four SAEs from the STRIDE OLE trial that were considered related to envu treatment by the investigator: one serious infection case (peritonsillar abscess), two malignancy cases (non-small cell lung cancer, renal cell carcinoma), and one arthritis case. We continue to evaluate the safety profile of envu in our ongoing Phase 2 OLE and Phase 3 trials.

If AEs, SAEs or other side effects are observed in any of our ongoing or future clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting participants to our clinical trials, participants may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe or less reversible than we expect, or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of envu, A-005 or any future product candidates, which could result in the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities.

If envu fails to demonstrate an acceptable benefit/risk profile, versus current approved therapies or others in clinical development, then our opportunity to disrupt the current standard of care may be limited. AEs and SAEs that emerge during clinical investigation of or treatment with envu, A-005 or any future product candidates have in the past been and may in the future be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain envu, A-005 or any future product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies. This may also result in an inability to obtain approval of envu, A-005 or any future product candidates. We, the FDA or other comparable foreign regulatory authorities, or an IRB or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects, like those mentioned above, may limit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when equivalent generic drugs, biosimilars or less expensive therapies are available. It is possible that a third-party payor may consider our product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with envu, A-005 or any of our future product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatments in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to successfully commercialize our product candidates, if approved.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing.

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

Our current product candidates, initially under development for treatment of patients with immune-mediated diseases, if approved, would face competition from existing approved immunological treatments, many of which have achieved commercial success. For example, we are currently developing envu for the treatment of PsO and SLE. Other emerging and established life sciences companies have been focused on similar therapeutics and indications. If approved, envu would compete with several currently approved or late-stage oral clinical therapeutics in each such indication as well as other drugs used to treat such patients.

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

Risks Related to Our Business and Operations

We are subject to various risks related to the acquisition of ACELYRIN.

We completed the acquisition of ACELYRIN on May 21, 2025. Risks, contingencies and other uncertainties that could adversely affect our business, financial condition and results of operations following the acquisition, and any anticipated benefits of the acquisition, include:

●	the effect of the ACELYRIN Merger on our ability to attract, motivate, retain and hire key personnel and maintain our relationships with suppliers, collaboration partners and others with whom we do business, or on our respective operating results and business generally;
●	the diversion of our management’s attention from our ongoing business operations;
●	the risk that the anticipated benefits of the ACELYRIN Merger may otherwise not be fully realized; and
●	risks that restructuring costs and charges and other liabilities may be greater than anticipated or incurred in different periods than anticipated.

Our business is highly dependent on the success of our most advanced product candidate, envu, and we cannot guarantee that envu will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, envu, which is still in clinical development, and expect that we will continue to invest heavily in envu, as well as our second product candidate, A-005, and any future product candidates we may develop. Additionally, we are evaluating the development program for lonigutamab, ACELYRIN’s lead product candidate, and its potential differentiation in a capital efficient manner. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we can generate any revenue from product sales. We currently generate no revenue, and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability, public health crises, labor shortages, inflation or other macroeconomic factors impacting our third-party CROs, CMOs, clinical trial sites, investigators or us. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected AEs or failure to achieve primary endpoints in clinical trials. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. Additionally, we may in the future advance envu, A-005 or future product candidates into clinical trials and terminate such trials prior to their completion.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate based on adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that our product candidates will receive regulatory approval. Our Phase 3 pivotal trials of envu in PsO, even if successfully completed, may not be sufficient for approval of envu in that disease. Although we have discussed and intend to further discuss our Phase 3 clinical trial design and overall development plan with the FDA to align on its sufficiency to support an NDA submission, the feedback is typically non-binding and dependent on the strength of the ultimate clinical data and the FDA’s perspective on the benefit-risk profile of the treatment in the intended population. For example, the Committee for Medicinal Products for Human Use in the EU provided comments on the length of our two pivotal 24-week Phase 3 trials, and we plan to address their feedback with our comparator trials. These modifications could delay our development timelines for EU regulatory approval and require substantially more resources. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In addition to our Phase 3 program in PsO, which we announced in July 2024 had commenced patient dosing, we have initiated a Phase 2b trial of envu in SLE. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our development timelines or permit competitors to obtain approvals that may alter our strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful.

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

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our most advanced product candidate, envu, currently in development for the treatment of PsO and SLE, and our second product candidate A-005, currently in development for the treatment of neuroinflammatory and neurodegenerative diseases. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of June 30, 2025, we had 250 full-time employees, which includes 25 employees retained on a temporary basis to assist with the integration of ACELYRIN, and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

We have engaged in, and may in the future engage in, strategic transactions, which could impact our liquidity, increase our expenses, dilute our stockholders and present significant distractions to our management.

We have in the past and may continue to enter into strategic transactions, including acquisitions of companies, asset purchases and in-licensing of intellectual property with the potential to acquire and advance new assets or product candidates where we believe we are well qualified to optimize the development of promising therapies. For example, we were founded in January 2021, and subsequently acquired envu via a stock purchase of FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. Additionally, we consummated the ACELYRIN Merger in May 2025 and acquired lonigutamab. Additional potential transactions that we may consider in the future include a variety of business arrangements, including strategic partnerships, in-licensing or out-licensing of product candidates, strategic collaborations, joint ventures, restructurings, divestitures, business combinations and investments. Any such transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations.

Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. For example, as a result of the ACELYRIN Merger, we now operate our historical core business along with the ACELYRIN business as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be difficulties, costs and delays involved in the integration of our historical core business with the ACELYRIN business, including as a result of challenges relating to the diversion of management’s attention, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the ACELYRIN Merger or the ACELYRIN business. We have also incurred substantial expenses in connection with and as a result of completing the ACELYRIN Merger and, may incur additional expenses as we continue to finalize integration coordinate the businesses, operations, policies and procedures of the combined company. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with the ACELYRIN Merger, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could adversely affect our business, financial condition, results of operations and prospects.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As of December 31, 2024, we completed a Section 382 analysis which indicates that we have not experienced an ownership change. However, there may be ownership changes in the future, some of which may be outside of our control. If we undergo an ownership change, and our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes (if any) is limited, such limitation could harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. The OBBBA enacted in July 2025, the

Inflation Reduction Act (“IRA”) enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental (“R&E”) expenditures over five and fifteen years, respectively. The OBBBA restores the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retains the capitalization and amortization requirement for foreign R&E expenditures. In addition, the IRA includes provisions that impact the U.S. federal income taxation of certain corporations, including a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation, possibly with retroactive effect. Additionally, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

Furthermore, future or past business transactions (such as the ACELYRIN Merger or other acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate acquired entities into our information technology environment and security program.

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

Our operations are predominantly concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are predominantly located in California. Any unplanned event, such as flood, wildfire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or manmade disasters on our third-party service providers, such as our CMOs and CROs located globally, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical trial sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we and third parties upon whom we rely have or may have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.

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

Public perception may be influenced by claims, such as claims that our product candidates are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Adverse public attitudes may also adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. AEs in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in withdrawal of clinical trial participants, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. In addition, side effects generally associated with TYK2 or JAK inhibitors may negatively impact public perception of us or envu and A-005. More restrictive government regulations or negative public opinion could have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and, if approved, commercialization of our product candidates or demand for any products we may develop.

The future impairment of IPR&D intangible assets related to the ACELYRIN Merger may negatively affect our results of operations and financial position.

As of June 30, 2025, we had recorded $51.0 million of IPR&D intangible assets related to the ACELYRIN Merger. In-process research and development assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of IPR&D intangible assets occur.

Our and ACELYRIN’s actual financial positions and results of operations may differ materially from the unaudited pro forma financial information that we filed as Exhibit 99.3 to our Current Report on Form 8-K/A, filed with the SEC on June 30, 2025.

The pro forma financial information that we filed as Exhibit 99.3 to our Current Report on Form 8-K/A, filed with the SEC on June 30, 2025 (the “June 8-K”) was presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the transactions been completed on the dates indicated. The pro forma financial information was derived from our and ACELYRIN’s historical financial statements and certain adjustments and assumptions were made regarding the combined company after giving effect to the indicated transactions. The assets and liabilities of ACELYRIN were measured at fair value based on various preliminary estimates using assumptions that our management believed were reasonable utilizing information available at the time. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations.

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

We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors pending patent applications will issue or that patents based on our or any current or future licensors patent applications will not be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our current or future licensors or collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have several pending United States and foreign patent applications in our portfolio. We cannot predict:

●	if and when patents may issue based on our patent applications;

●	the scope of protection of any patent issuing based on our patent applications;
●	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;

●	whether or not third parties will find ways to invalidate or circumvent our patent rights;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

●	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; or

●	whether the patent applications that we own will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries.

We cannot be certain that the claims in our or any current or future licensors’ pending patent applications directed to our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our or any current or future licensors’ inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our or any current or future licensors’ patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our or any current or future licensors’ patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our or any current or future licensors’ portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or any current or future licensors’ inventions in all countries outside the United States, even in jurisdictions where we or any current or future licensors do pursue patent protection, or from selling or importing products made using our or any current or future licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our or any current or future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or any current or future licensors have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our or any current or future licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our or any current or future licensors’ patents or marketing of competing products in violation of our proprietary rights.

Certain countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we or any current or future licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license in the future.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make product candidates that are similar to ours but that are not covered by the pending patent applications that we own or any patents or patent applications that we currently in-license or may in-license in the future;

●	we or any current or future licensors or collaborators might not have been the first to make the inventions covered by the pending patent application that we own or may in-license in the future;
●	we or any current or future licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing or otherwise violating our owned intellectual property rights or any patent applications that we may license in the future;

●	it is possible that noncompliance with the USPTO and foreign governmental patent agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

●	it is possible that our pending owned patent applications or those that we may own or license in the future will not lead to issued patents;

●	issued patents, if any arise in the future, that we either own or that we may license in the future may be revoked, modified, or held invalid or unenforceable, as a result of legal challenges by our competitors;

●	others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	we cannot predict the scope of protection of any patent issuing based on our or any current or future licensors’ patent applications, including whether the patent applications that we own, or, in the future, in-license will result in issued patents with claims directed to our product candidates or uses thereof in the United States or in other foreign countries;

●	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or any current or future licensors may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our or any current or future licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or any current or future licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or any current or future licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or any current or future licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or any current or future licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or any current or future licensors’ patents could limit our ability to assert our or any current or future licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

We may become subject to claims challenging the inventorship or ownership of our or any current or future licensors’ patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our or any current or future licensors’ patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could adversely affect our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Any current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that these licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could adversely affect our competitive position, business, financial condition, results of operations and prospects.

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

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property for the development of lonigutamab. For example, we depend on licenses from Pierre Fabre for certain intellectual property relating to the development and commercialization of lonigutamab, respectively, in specific territories.

Pierre Fabre may have relied upon, and any future licensors may rely upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If our licensors, including Pierre Fabre, fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize lonigutamab could be adversely affected. Further development and commercialization of lonigutamab and development of any other future product candidates may require us to enter into additional license or collaboration agreements. For example, our licensors or other third parties may develop intellectual property covering lonigutamab which we have not licensed. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property licensed thereunder, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize lonigutamab or our other product candidates in the future.

In spite of our efforts, licensors such as Pierre Fabre might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from developing or commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses and compete with our existing product candidates. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	our financial or other obligations under the license agreement;
●	the extent to which our processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those obligations;
●	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

In addition, our license agreements are, and any future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could adversely affect our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed or may license in the future prevent or impair our ability to maintain our current or future licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could adversely affect our business, financial condition, results of operations, and prospects.

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

Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our or any current or future licensors’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or any current or future licensors’ patent applications and the enforcement or defense of our or any current or future licensors’ future issued patents, all of which could adversely affect our business, financial condition, results of operations and prospects.

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours or any current or future licensors even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or any current or future licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or any current or future licensors’ patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents, all of which could adversely affect our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our or any current or future licensors’ ability to obtain new patents and patents that we or any current or future licensors might obtain in the future. We cannot predict how future decisions by the courts, the United

States Congress or the USPTO may impact the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to Our Reliance on Third Parties

We may have conflicts with any current or future licensors or collaborators that could delay or prevent the development or commercialization of our product candidates.

We are currently party to license and collaboration agreements with Pierre Fabre and Kaken, and we may enter into strategic transactions in the future, and we may have conflicts with our current or future licensors or collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into future additional collaborations; unwillingness by such collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

As part of our process development efforts, we also may make changes to the manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, improving product formulations, increasing manufacturing success rate or other reasons. For example, we are implementing certain manufacturing process changes for envu to increase scalability with respect to our Phase 3 clinical trials. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our current or future product candidates to perform differently and affect the results of our future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies or clinical bridging studies, and we may be required to collect additional data from participants prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

Certain of the raw materials necessary to produce envu and A-005 are in limited supply, and we generally rely on one CMO for each manufacturing stage. While we intend to identify and qualify additional suppliers and redundant manufacturers to provide the API, drug product and critical raw material prior to submission of an NDA to the FDA and/or a comparable marketing application outside the United States, there can be no assurance that we will be successful in doing so. Furthermore, any of the limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing redundancy in CMOs and additional or replacement suppliers for these supplies, and obtaining regulatory authorizations that may result from adding or replacing CMOs and suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

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

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our most advanced product candidate envu, A-005 and other development programs;

●	results and timing of preclinical studies and ongoing and future clinical trials, or the addition or termination of any such clinical trials;

●	the timing of payments we may make or receive under any current or future license and future collaboration arrangements or the termination or modification thereof;

●	our execution of any strategic transactions, including any future acquisitions, collaborations, licenses or similar arrangements, and the timing and amount of payments we may make or receive in connection with such transactions;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	recruitment and departures of key personnel;

●	if our product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such products;

●	regulatory developments affecting our product candidates or those of our competitors;

●	fluctuations in stock-based compensation expense;

●	the impacts of inflation and rising interest rates on our business and operations; and

●	changes in general market and economic conditions.

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

The market price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the financial and capital markets;

●	announcements relating to our product candidates, including the results of clinical trials by us or any future collaborators;

●	announcements by competitors that impact our competitive outlook;

●	negative developments with respect to our product candidates, or similar products or product candidates with which we compete;

●	developments with respect to patents or intellectual property rights;

●	announcements of technological innovations, new product candidates, new products or new contracts by us or our competitors;

●	announcements relating to any future strategic transactions, including acquisitions, collaborations, licenses or similar arrangements;
●	our ability to achieve the perceived benefits of our strategic transactions, including the ACELYRIN Merger, as rapidly or to the extent anticipated by financial analysts or investors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by equities research analysts and whether our earnings (or losses) meet or exceed such estimates;

●	announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;

●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;

●	conditions and trends in the pharmaceutical, biotechnology and other industries;

●	regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;

●	litigation or arbitration;

●	COVID-19 or other pandemics, natural disasters, or major catastrophic events;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described in this Part II, Item 1A “Risk Factors.”

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Immediately following the ACELYRIN Merger, our pre-merger equityholders held approximately 52% of the combined company’s common stock and the pre-merger equityholders of ACELYRIN held approximately 48% of the combined company’s common stock, in each case, calculated on a fully diluted basis as of January 31, 2025. Shares of our common stock issued in the ACELYRIN Merger are freely tradeable in the public market.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued in the ACELYRIN Merger or upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our capital stock as of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

ACELYRIN has been named a defendant in a purported securities class action lawsuit, and we may be the target of other securities litigation in the future. This could result in substantial damages or other expenses, and could divert management’s time and attention from our business.

In connection with the ACELYRIN Merger, we assumed the liabilities of ACELYRIN, which include a purported federal securities class action lawsuit which was commenced against ACELYRIN in the United States District Court for the Central District of California (the “Court”) on November 15, 2023. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024, naming ACELYRIN and current and former officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act in disclosures regarding the primary endpoint of HiSCR75 at week 16 not meeting statistical significance in ACELYRIN’s Phase 2b trial of izokibep in hidradenitis suppurativa. The amended complaint seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, defendants filed their motion to dismiss the amended complaint, which remains pending. This lawsuit is subject to inherent uncertainties, including its outcome. We could be forced to expend significant resources and incur substantial legal fees and costs in the defense of this suit, and we may not prevail. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. In addition, we may be the target of other securities litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive and time-consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.

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

2.2

Amendment to the Agreement and Plan of Merger, dated as of April 20, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2025).

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

Date: August 13, 2025

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)