Form 10-Q
period 2025-09-30
ALUMIS INC.
filed 2025-11-13
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, the registrant had 97,208,495 shares of voting common stock, $0.0001 par value per share, and 7,184,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding the potential benefits of our strategy, including with respect to the integration of operations, technologies and personnel associated with the ACELYRIN Merger (as defined below);
●	our plans relating to the research and development of our product candidates;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from any existing or future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or therapies in development;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;

●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,257	$169,526
Marketable securities	312,467	118,737
Research and development prepaid expenses	4,955	13,424
Other prepaid expenses and current assets	10,611	4,501
Total current assets	393,290	306,188
Restricted cash, non-current	1,372	1,106
Property and equipment, net	19,058	20,968
Intangible assets	50,959	—
Operating lease right-of-use assets, net	17,511	12,723
Other assets, non-current	5,824	7
Total assets	$488,014	$340,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,554	$9,624
Research and development accrued expenses	37,629	29,149
Other accrued expenses and current liabilities	18,821	10,580
Operating lease liabilities, current	4,412	1,557
Total current liabilities	65,416	50,910
Operating lease liabilities, non-current	33,385	29,165
Deferred revenue, non-current	1,944	—
Deferred income tax liability	2,140	—
Share repurchase liability	187	813
Other liabilities, non-current	169	—
Total liabilities	103,241	80,888
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of September 30, 2025 and December 31, 2024; 97,174,231 and 47,222,419 voting shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	4
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of September 30, 2025 and December 31, 2024; 7,184,908 non-voting shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,193,474	918,610
Accumulated other comprehensive income (loss)	234	40
Accumulated deficit	(808,945)	(658,551)
Total stockholders’ equity	384,773	260,104
Total liabilities and stockholders’ equity	$488,014	$340,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
License revenue	$—	$—	$17,389	$—
Collaboration revenue	2,066	—	4,732	—
Total revenue	2,066	—	22,121	—
Operating expenses:
Research and development expenses, including related party expenses of $287, $160, $808 and $731 for the three and nine months ended September 30, 2025 and 2024, respectively	97,836	87,824	303,213	178,350
General and administrative expenses	19,522	10,575	76,267	23,782
Total operating expenses	117,358	98,399	379,480	202,132
Loss from operations	(115,292)	(98,399)	(357,359)	(202,132)
Other income (expense):
Gain on bargain purchase	—	—	187,907	—
Interest income	4,594	5,322	10,633	8,153
Change in fair value of derivative liability	—	—	—	(5,406)
Other income (expenses), net	(54)	(40)	(136)	(89)
Total other income (expense), net	4,540	5,282	198,404	2,658
Net loss before income taxes	(110,752)	(93,117)	(158,955)	(199,474)
Income tax benefit	—	—	8,561	—
Net loss	$(110,752)	$(93,117)	$(150,394)	$(199,474)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	212	140	194	137
Total comprehensive loss	$(110,540)	$(92,977)	$(150,200)	$(199,337)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(1.73)	$(1.92)	$(10.15)
Weighted-average shares of common stock outstanding, basic and diluted	104,109,243	53,752,223	78,471,407	19,647,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	—	$—	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	—	—	(48)	—	(48)
Net income (loss)	—	—	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	—	$—	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

Issuance of common stock and equity awards in connection with the ACELYRIN Merger	—	—	48,653,549	5	238,072	—	—	238,077
Issuance of common stock upon vesting of RSUs	—	—	798,751	—	—	—	—	—
Issuance of common stock under the 2024 ESPP	—	—	184,633	—	766	—	—	766
Vesting of early exercised stock options	—	—	—	—	184	—	—	184
Repurchase of unvested early exercised stock options	—	—	(1,783)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,635	—	—	18,635
Other comprehensive income (loss), net	—	—	—	—	—	30	—	30
Net income (loss)	—	—	—	—	—	—	59,321	59,321
Balance at June 30, 2025	—	$—	104,042,477	$10	$1,183,488	$22	$(698,193)	$485,327

Issuance of common stock upon vesting of RSUs	—	—	316,662	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	199	—	—	199
Stock-based compensation expense	—	—	—	—	9,787	—	—	9,787
Other comprehensive income (loss), net	—	—	—	—	—	212	—	212
Net income (loss)	—	—	—	—	—	—	(110,752)	(110,752)
Balance at September 30, 2025	—	$—	104,359,139	$10	$1,193,474	$234	$(808,945)	$384,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	85,960,088	$375,370	2,675,979	$1	$25,055	$2	$(364,318)	$(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and offering costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercised stock options	—	—	3,186	—	29	—	—	29
Vesting of early exercised stock options	—	—	—	—	494	—	—	494
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,657	—	—	2,657
Other comprehensive income (loss), net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(49,849)	(49,849)
Balance at March 31, 2024	127,224,979	$495,575	2,679,165	$1	$28,241	$(1)	$(414,167)	$(385,926)

Issuance of Series C redeemable convertible preferred stock for cash and settlement of the derivative liability of $14,319, net of issuance costs of $157	41,264,892	143,662	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	62,333	—	287	—	—	287
Vesting of early exercised stock options	—	—	—	—	253	—	—	253
Vesting of restricted shares of common stock	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	3,133	—	—	3,133
Net loss	—	—	—	—	—	—	(56,508)	(56,508)
Balance at June 30, 2024	168,489,871	$639,237	2,741,498	$1	$31,920	$(1)	$(470,675)	$(438,755)

Issuance of voting common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $16,684	—	—	13,125,000	1	193,315	—	—	193,316
Issuance of voting common stock in private placement transaction	—	—	2,500,000	—	40,000	—	—	40,000
Conversion and redesignation of redeemable convertible preferred stock into 28,855,656 shares of voting common stock and 7,184,908 shares of non-voting common stock in connection with initial public offering	(168,489,871)	(639,237)	36,040,564	3	639,234	—	—	639,237
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	6,143	—	54	—	—	54
Vesting of early exercised stock options	—	—	—	—	201	—	—	201
Vesting of restricted shares of common stock	—	—	—	—	4	—	—	4
Repurchase of unvested shares of restricted common stock	—	—	(6,417)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,309	—	—	7,309
Other comprehensive income (loss), net	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	(93,117)	(93,117)
Balance at September 30, 2024	—	$—	54,406,788	$5	$912,037	$139	$(563,792)	$348,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(150,394)	$(199,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,417	13,099
Net accretion of discounts on marketable securities	(3,876)	(1,987)
Depreciation and amortization	2,629	2,332
Non-cash lease expense	1,161	31
Loss on disposal of fixed assets	—	5
Change in fair value of derivative liability	—	5,406
Gain on bargain purchase in connection with the ACELYRIN Merger	(187,907)	—
Impairment of long-lived assets	529	—
Changes in operating assets and liabilities:
Research and development prepaid expenses	9,426	(9,581)
Other prepaid expenses and other assets	13,346	(1,605)
Other assets, non-current	(5,073)	—
Accounts payable	(11,586)	5,322
Deferred revenue	1,944	—
Research and development accrued expenses	4,935	7,193
Other accrued expenses and current liabilities	2,554	426
Operating lease liabilities	(2,328)	(1,481)
Other liabilities, non-current	168	—
Deferred income tax liability	(8,561)	—
Net cash used in operating activities	(297,616)	(180,314)
Cash flows from investing activities
Maturities of marketable securities	305,423	42,000
Purchases of marketable securities	(161,648)	(185,374)
Purchases of property and equipment	(653)	(1,366)
Cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger	49,742	—
Net cash provided by (used in) investing activities	192,864	(144,740)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs	—	258,461
Proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs	—	193,316
Proceeds from a private placement transaction	—	40,000
Proceeds from issuance of common stock upon exercise of stock options	—	591
Repurchase of common stock shares issued upon early exercised restricted common stock	(17)	(6)
Proceeds from issuance of common stock under the 2024 ESPP	766	—
Net cash provided by financing activities	749	492,362
Net (decrease) increase in cash, cash equivalents and restricted cash	(104,003)	167,308
Cash, cash equivalents and restricted cash at beginning of period	170,632	47,133
Cash, cash equivalents and restricted cash at end of period	$66,629	$214,441
Supplemental disclosures:
Conversion of 168,489,871 shares of redeemable convertible preferred stock upon the closing of initial public offering	$—	$639,237
Equity consideration transferred in connection with the ACELYRIN Merger	$238,077	$—
Vesting of early exercised stock options and unvested restricted shares of common stock	$609	$964
Purchases of property and equipment in other accrued expenses and current liabilities	$—	$6
Right-of-use assets obtained in exchange for operating lease liabilities	$1,776	$—
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$—	$8,913
Settlement of derivative liability upon issuance of redeemable convertible preferred stock	$—	$(14,319)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$65,257	$213,417
Restricted cash, non-current	1,372	1,024
Total cash, cash equivalents and restricted cash	$66,629	$214,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Nature of the Business

Organization and Business

Alumis Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines for autoimmune disorders. The Company leverages its proprietary precision data analytics platform, biological insights, and a team of experts with deep experience in precision medicine drug discovery, development, and immunology, in its mission to create medicines that significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies.

The Company was founded on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. on March 8, 2021, and to Alumis Inc. on January 6, 2022. The Company is headquartered in South San Francisco, California. As of September 30, 2025, the Company had one wholly owned subsidiary, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020 and its wholly owned subsidiary, WH2, LLC. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025.

Initial Public Offering and Concurrent Private Placement

On July 1, 2024, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 13,125,000 shares of its common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. On July 17, 2024, an existing investor and a holder of more than 5% of the Company’s capital stock, purchased an additional 2,500,000 shares of the Company’s common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”).

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

48,653,549 shares of the Company’s common stock to acquire net assets with a fair value of $426.0 million. See Note 3 for additional information.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three and nine months ended September 30, 2025 and 2024, the Company incurred net loss of $110.8 million, $93.1 million, $150.4 million and $199.5 million, respectively. Cash used in operating activities was $297.6 million and $180.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $808.9 million.

The Company has historically funded its operations primarily through issuance of common stock, including in its IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, the acquisition of cash, cash equivalents and marketable securities in connection with the ACELYRIN Merger and payments received under its collaboration and license agreement with Kaken Pharmaceutical Co., Ltd. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $377.7 million as of September 30, 2025, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

The Company will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. The Company’s management continuously monitors and, where necessary, may reduce its operating expenses in response to its clinical development progress and its ability and need to raise additional capital through a combination of public and private equity, debt financings, strategic alliances and licensing arrangements. For example, should any of the Company’s ongoing trials not meet its clinical development objectives, the Company may scale back or discontinue related activities and reallocate its working capital to extend its ability to meet its operating and capital requirements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, on the terms which are favorable, the Company could be required to delay, scale back, or abandon some or all of its planned development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2025. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025, except business combinations, acquired in-process research and development (“IPR&D”) intangible assets, collaboration arrangements, revenue recognition, stock-based compensation expense, and provision for income tax expense as discussed below.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of its subsidiaries, and all intercompany transactions were eliminated. The Company’s unaudited condensed consolidated financial statements include the accounts of its subsidiaries ACELYRIN and WH2, LLC after the closing of the ACELYRIN Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. WH2, LLC has not had any operations or any balances from its inception. FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, were dissolved on April 8, 2024 and March 14, 2024, respectively.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet as of December 31, 2024, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

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

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment, which is the business of researching and developing medicines for autoimmune disorders. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. See Note 15 for additional information. All of the Company’s long-lived assets are located in the United States.

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

The Company also invests in money market funds, U.S. Treasury obligations, commercial paper, corporate debt obligations, supranational debt obligations, government development bank obligations and Federal agency obligations,

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any loss of principal on its financial instruments.

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

The Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and the evolving U.S and ex-U.S. tariff landscape). These worldwide economic conditions have continued throughout 2025 and may negatively impact the Company’s business, financial position and results of operations.

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

Intangible assets related to IPR&D projects acquired are considered to be indefinite-lived until abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Development costs incurred after an acquisition are expensed as incurred.

Intangible assets with finite useful lives, which include completed IPR&D projects, are amortized over their estimated useful lives, primarily on a straight-line basis, and are also periodically reviewed for changes in facts or circumstances that may result in an impairment or in a reduction to the estimated useful life of the asset.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company determines the transaction price based on the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to the customer. Consideration may be fixed, variable, or a combination of both. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront payments, reimbursement for research services, payments for clinical supplies, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments. Variable consideration, such as performance-based milestones, are included in the total consideration if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. The Company accounts for cost reimbursements included in the transaction price using the expected value method. The Company excludes sales-based royalty and milestone payments from the total consideration it expects to receive until the underlying sales occur because the license to its intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the collaboration arrangements.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-Based Compensation Expense

The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options and restricted stock units (“RSUs”) to purchase shares of its common stock. The Company measures stock options granted with service-based vesting based on the fair value of the award on the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties incurred in relation to unrecognized tax benefits.

The Company recognized a benefit from income taxes of zero and $8.6 million for the three and nine months ended September 30, 2025, respectively, and zero for the three and nine months ended September 30, 2024. The income tax benefit is primarily related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. The Company does not expect that the OBBBA will have a material impact on its consolidated financial statements for the fiscal year ending December 31, 2025.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of the Closing Date, the Company (i) issued 48,653,549 shares of its common stock in exchange for ACELYRIN issued and outstanding common stock shares and paid cash for fractional shares, (ii) assumed ACELYRIN’s stock options with an exercise price of $18.00 or less outstanding and unexercised immediately prior to the Closing Date, which are exercisable into 4,712,186 shares of the Company’s common stock, (iii) assumed ACELYRIN’s RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 1,323,905 of the Company’s RSUs, and (iv) assumed ACELYRIN’s performance RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 146,963 of the Company’s RSUs subject only to a service vesting condition.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary purchase price consideration consists of the Company’s shares of common stock issued as of the Closing Date and the additional stock-based compensation related to the fair value of replacement awards attributable to pre-combination services, and is calculated as follows (in thousands, except share and per share data):

Implied shares of common stock issued to holders of ACELYRIN common stock	48,653,549
Closing price per share of common stock as of Closing Date	$4.78
Consideration transferred for share exchange	$232,564
Fair value of replacement awards attributable to pre-combination services	$5,513
Total preliminary purchase price consideration	$238,077

The ACELYRIN Merger was accounted for as a business combination with the Company being treated as the accounting acquirer. Net assets acquired were recognized at their fair value as of the Closing Date of the ACELYRIN Merger. The Company recognized ACELYRIN Merger transaction costs of $(0.1) and $14.7 million in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively.

The following table presents the preliminary purchase price allocation of the fair value of the net assets acquired and liabilities assumed as of the Closing Date (in thousands):

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

Valuing certain components of the ACELYRIN Merger, primarily the acquired IPR&D intangible asset and a deferred income tax liability required the Company to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations and are subject to change as the Company obtains additional information during the measurement period (up to one year from the Closing Date).

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets represent the IPR&D intangible asset related to the acquired lonigutamab product candidate in development as of the Closing Date. The preliminary fair value of the acquired IPR&D intangible asset was estimated at $51.0 million using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate of 23.0% based on the best estimate of a market participant's after-tax weighted average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of technical and regulatory milestones, among other factors. The acquired IPR&D intangible asset is an indefinite-life asset and will be tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable as ASC 350 Intangibles - Goodwill and Other also requires testing more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The Company acquired a prepaid credit voucher for clinical manufacturing issued by one of ACELYRIN’s contract manufacturers that will be applied towards payments of clinical product manufacturing invoices issued by the vendor. The remaining balance of $11.4 million as of the Closing Date was not adjusted from its carrying amount as its fair value approximated its carrying value as of this date.

The Company acquired two operating leases and a sublease. Refer to Note 9 for additional details. The Company estimated the fair value of lease liabilities as the present value of the remaining lease payments, as if the acquired leases were new leases of the acquirer as of the Closing Date. The Company measured the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. As ACELYRIN entered into a sublease in February 2025, these sublease terms were considered at market terms. As of the Closing Date, the fair value of operating lease liabilities, current, increased by $0.2 million and the fair value of operating lease liabilities, non-current, increased by $0.5 million. As of the Closing Date, the fair value of operating lease right-of-use assets, net, decreased by $0.1 million.

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase consideration transferred, the Company recorded a gain on bargain purchase of $187.9 million as of the Closing Date. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. Gain on bargain purchase primarily relates to the market value of ACELYRIN’s common stock trading below the carrying value of net assets and the Exchange Ratio being fixed at the time when the Merger Agreement was signed and not adjusted for subsequent changes in the market price of the Company’s common stock. Gain on bargain purchase is recognized as other income in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a deferred tax liability of $10.7 million related to the acquired IPR&D intangible asset as of the Closing Date.

The Company also has additional severance related obligations under the Merger Agreement that are separate from the assets and liabilities acquired. In accordance with the ACELYRIN severance plan, ACELYRIN employees terminated without cause within 12 months of the Closing Date are entitled to receive severance benefits, including acceleration of their outstanding equity awards and extension of their outstanding options exercise periods of up to 12 months post-termination. The Company estimated total cash severance obligations, including related taxes, of $13.5 million, which it expects to pay within 12 months from the Closing Date based on agreed termination dates with employees. Severance obligation is recorded to expense over the remaining employment period for notified employees. The Company recognized $1.9 million as general and administrative expenses and $2.4 million as research and development expenses related to severance expenses for the three months ended September 30, 2025. The Company recognized $7.1 million as general and administrative expenses and $6.1 million as research and development expenses related to severance expenses for the nine months ended September 30, 2025. As of September 30, 2025, the severance liability of $1.4 million is classified as other accrued expenses and current liabilities in the unaudited condensed consolidated balance sheet. The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting and exercise term modification for severed employees, which will be recognized during the year ending December 31, 2025. The Company recognized stock-based compensation expense of $1.0 million as general and administrative expenses and $1.1 million as research and

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

development expenses for the three months ended September 30, 2025. The Company recognized stock-based compensation expense of $8.8 million as general and administrative expenses and $4.1 million as research and development expenses for the nine months ended September 30, 2025.

Following the Closing Date, the operating results of ACELYRIN have been included in the unaudited condensed consolidated financial statements. For the period from May 22, 2025 through September 30, 2025, there was no revenue attributable to ACELYRIN, and operating losses attributable to ACELYRIN for such period were $14.2 million.

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

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2025, and 2024, as if the ACELYRIN Merger had closed on January 1, 2024. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of January 1, 2024, nor does it give effect to synergies or any cost savings, and it is not indicative of what such results would be for any future period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$2,066	$—	$22,121	$—
Net income (loss)	(104,452)	(141,667)	(380,973)	(222,102)

The summary pro forma financial information includes the following adjustments:

●	actual acquisition-related transaction costs of $(0.1) million and $14.7 million were excluded from the three and nine months ended September 30, 2025 pro forma results, respectively, and zero and $14.7 million were included in the three and nine months ended September 30, 2024 pro forma results, respectively, as if these costs were incurred during the 2024 period;
●	incremental stock-based compensation expense related to the accelerated vesting and exercise term modification of $2.1 million and $12.9 million were excluded from the three and nine months ended September 30, 2025 pro forma results, respectively, and less than $0.1 million and $13.1 million were included in the three and nine months ended September 30, 2024 pro forma results, respectively, as if these costs were incurred during the 2024 period;
●	severance cash obligations for terminated ACELYRIN employees of $4.3 million and $13.2 million were excluded from the three and nine months ended September 30, 2025 pro forma results, respectively, and zero and $13.5 million were included in the three and nine months ended September 30, 2024 pro forma results, respectively, as if these costs were incurred during the 2024 period; and
●	Gain on bargain purchase of zero and $187.9 million were excluded from the three and nine months ended September 30, 2025 pro forma results, respectively, and zero and $187.9 million were included in the three and nine months ended September 30, 2024 pro forma results, respectively, as if such gains were recognized during the 2024 period.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Fair Value Measurements

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

Level 1 financial instruments are comprised of money market funds and U.S. Treasury obligations. Level 2 financial instruments are comprised of U.S. Treasury obligations, corporate debt obligations, commercial paper, supranational debt obligations and government development bank obligations. Short term marketable securities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Level 3 financial instruments include derivative liabilities issued in March 2024 and settled in May 2024 in connection with the closing of the second tranche of the Series C redeemable convertible preferred stock financing.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$61,174	$—	$—	$61,174
Marketable securities
U.S. Treasury obligations	173,331	64,576	—	237,907
Corporate debt obligations	—	38,049	—	38,049
Commercial paper	—	22,535	—	22,535
Supranational debt obligations	—	9,963	—	9,963
Government development bank obligations	—	4,013	—	4,013
Total assets	$234,505	$139,136	$—	$373,641

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$168,847	$—	$—	$168,847
Marketable securities
U.S. Treasury obligations	47,137	71,600	—	118,737
Total assets	$215,984	$71,600	$—	$287,584

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

The following table provides a range of assumptions used in the valuation of the derivative liabilities for the nine months ended September 30, 2024:

Nine Months Ended September 30,
2024
Expected term (in years)	0.2 – 0.4
Volatility	55.1% – 59.9%
Risk-free interest rate	5.4% – 5.5%
Dividend yield	0.00%
Probability of option exercise	0.0% – 100.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instrument, the derivative liabilities, for the nine months ended September 30, 2024 (in thousands):

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30,
2024
Fair value at beginning of period	$—
Fair value upon issuance	8,913
Changes in fair value	5,406
Fair value upon settlement	(14,319)
Fair value at end of period	$—

The Company did not hold Level 3 financial instruments for the three and nine months ended September 30, 2025. There were no transfers between Level 1, Level 2 or Level 3 categories for the nine months ended September 30, 2025 and 2024.

5.	Marketable Securities

Marketable securities, which are classified as available-for-sale marketable securities, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. Treasury obligations	$237,785	$123	$(1)	$237,907
Corporate debt obligations	38,024	27	(2)	38,049
Commercial paper	22,517	18	—	22,535
Supranational debt obligations	9,956	7	—	9,963
Government development bank obligations	4,009	4	—	4,013
Total short-term marketable securities	$312,291	$179	$(3)	$312,467

	December 31, 2024
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. Treasury obligations	$118,697	$45	$(5)	$118,737
Total short-term marketable securities	$118,697	$45	$(5)	$118,737

All marketable securities held as of September 30, 2025 and December 31, 2024 had contractual maturities of less than one year.

As of September 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three and nine months ended September 30, 2025 and 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.Balance Sheet Components

Restricted Cash

Restricted cash includes cash held at financial institutions that is pledged as collateral for stand-by letters of credit, of $1.4 million and $1.1 million related to lease commitments as of September 30, 2025 and December 31, 2024, respectively. The cash will be restricted until the termination or modification of the related lease agreements. Restricted cash is classified as restricted cash, non-current in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid credit voucher for clinical manufacturing	$3,222	$—
Interest receivable	1,987	698
Prepaid subscriptions	1,657	1,232
Tax receivable	1,650	1,114
Prepaid insurance	1,094	695
Other	1,001	762
Total other prepaid expenses and current assets	$10,611	$4,501

The prepaid credit voucher for clinical manufacturing was received by ACELYRIN in the third quarter of 2024 as part of an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of development of certain ACELYRIN programs. The prepaid credit voucher for clinical manufacturing may be used to settle invoices for services and raw materials from this vendor related to the lonigutamab product candidate in development by ACELYRIN. As of September 30, 2025, the prepaid credit voucher for clinical manufacturing included $3.2 million classified in other prepaid expenses and current assets and $5.2 million included in other assets, non-current.

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Estimated Useful Life	September 30,	December 31,
	(in years)	2025	2024
Leasehold improvements	Shorter of useful life or lease term	$17,655	$17,618
Laboratory equipment	5	5,844	5,227
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		26,179	25,525
Less: Accumulated depreciation and amortization		(7,121)	(4,557)
Total property and equipment, net		$19,058	$20,968

Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued personnel and related expenses	$12,167	$7,765
Accrued professional services and other	5,217	2,657
Severance liability	1,374	—
Accrued other expenses	63	158
Total other accrued expenses and current liabilities	$18,821	$10,580

7.	Revenue

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recognized revenue of zero and $17.4 million for the three and nine months ended September 30, 2025, respectively, related to the License Obligation and $2.1 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, related to the Development Services Obligation and Manufacturing Services Obligation. As of September 30, 2025, collaboration revenue receivable was less than $0.1 million, and deferred revenue, non-current was $1.9 million. The aggregate estimated amount of transaction price that was unsatisfied as of September 30, 2025 was $19.4 million, of which, $16.2 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of September 30, 2025 related to the Material Right Obligation and is deferred until the option is exercised or expires.

Tenet Medicines Purchase Agreement

In January 2024, ACELYRIN entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). In consideration for the assets and other rights Tenet received under the Purchase Agreement, ACELYRIN is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million in the aggregate based on the achievement of specified milestones, royalties on worldwide net sales and payments on sublicense income.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the three months ended September 30, 2025 and 2024, the Company recognized $0.3 million and $0.2 million as research and development expenses under the service agreement, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.8 million and $0.7 million as research and development expenses under the services agreement, respectively. Accrued expenses under the service agreement were zero as of September 30, 2025 and December 31, 2024.

9.Commitments and Contingent Liabilities

Operating Leases

In August 2022, the Company entered into a lease agreement for 55,000 square feet of office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The Company constructed leasehold improvements in the space, which were concluded to be lessee assets. The lessor provided the Company a tenant improvement allowance of $17.2 million, of which $0.5 million was received in the year ended December 31, 2022, and $16.7 million was received in the year ended December 31, 2023, and was accounted for as a reduction to lease payments. At the commencement date, future lease payments totaled $37.9 million, including $54.6 million in gross fixed payments, less $16.7 million in lease incentives expected to be received during the first year of the lease. The lease liability at lease commencement was calculated to be $14.1 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 11.4%. Following the commencement date, the Company measured its lease liability and right-of-use asset in accordance with ASC 842-20-35-3. In accordance with this guidance, future lease payments increased as the $16.7 million incentive was received and future gross fixed payments were no longer offset by these incentives. Leasehold improvements were reflected in property and equipment, net in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The lease agreement also includes a renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

In December 2024, the Company entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease has a contractual termination date of December 2026, with the right to extend the lease for an additional two years subject to certain conditions. The Company determined that, for accounting purposes, the commencement date of the lease is in January 2025 and the lease term ends in December 2026, as it was not reasonably certain that the lease would be extended. As of the commencement date, future lease payments totaled $1.9 million and the lease liability was calculated to be $1.8 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 7.9%.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In February 2025, ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and nine months ended September 30, 2025.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,377	$882	$3,682	$2,593
Variable lease costs	336	297	993	953
Total lease costs	$1,713	$1,179	$4,675	$3,546

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$5,160	$4,076

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	7.0	8.7
Weighted-average incremental borrowing rate	11.6%	11.4%

Future minimum lease payments under non-cancelable leases as of September 30, 2025, were as detailed below (in thousands):

2025 (remainder of the year)	$2,229
2026	8,175
2027	7,648
2028	7,765
2029	7,205
Thereafter	21,857
Total undiscounted lease payments	54,879
Less: Imputed interest	(17,082)
Total operating lease liabilities	$37,797

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. (the “FronThera Acquisition”), and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, the Company met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of September 30, 2025.

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

As of September 30, 2025, no milestones were probable and accrued in the unaudited condensed consolidated balance sheets.

Purchase Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable commitments under ACELYRIN contracts. As of September 30, 2025, and December 31, 2024, the total value of non-cancellable purchase commitments under contracts was $4.4 million and zero, respectively. This presentation of non-cancellable purchase commitments does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. As of September 30, 2025, the Company does not consider any payment to be probable or reasonably estimable and has not accrued for any potential liability relating to this lawsuit.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

11.	Stockholders’ Equity

As of September 30, 2025, the Company was authorized to issue 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with par values of $0.0001 per share. As of September 30, 2025, there were no shares of preferred stock issued or outstanding, 97,174,231 shares of voting common stock issued and outstanding and 7,184,908 shares of non-voting common stock issued and outstanding.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Stock options issued and outstanding	20,090,359	9,458,788
RSUs issued and outstanding	2,670,905	—
Shares available for grant under the 2024 Equity Incentive Plan	930,301	6,893,517
Shares available for grant under the 2024 Employee Stock Purchase Plan	1,009,440	650,000
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,448,105	—
Shares available for grant under the 2024 Performance Option Plan	199,856	92,800
Total	31,348,966	17,095,105

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The Company recognized less than $0.1 million of stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the activity for the Company’s restricted common stock for the nine months ended September 30, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,583	$2.90
Vested	(2,583)	$2.90
Unvested as of September 30, 2025	—	$—

12.	Stock-Based Compensation

2021 Stock Plan

In February 2021, the Company adopted its 2021 Stock Plan (the “2021 Plan”), which provided for stock awards to eligible employees, directors and consultants of the Company. Awards issuable under the 2021 Plan included incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), RSUs and stock grants. Subsequent to the adoption of the 2024 Equity Incentive Plan (the “2024 EIP”) in June 2024, described below, no additional shares were available for issuance under the 2021 Plan, and any stock options granted under the 2021 Plan that were subsequently forfeited would be made available for issuance under the 2024 EIP.

The terms of the 2021 Plan permit option holders to exercise options before their options are vested. The shares of common stock granted upon early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2024, the Company granted NSOs to employees to purchase 1,880,680 shares of common stock at an exercise price of $10.19 under the 2024 POP. Options generally vest on the date when the Company meets certain common stock public market price specified targets after the end of the IPO lock-up period, subject to continuous service through each respective vest date. The price targets are calculated based on the volume weighted average price per share over 30 consecutive trading dates, in accordance with the grant terms. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable six-year performance period. The service condition includes monthly vesting over 36 months from the vesting commencement date and the employee’s continuous service with the Company through each such monthly vesting date. The terms of the 2024 POP permit option holders to exercise options before their options are vested if the market condition has been met.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the nine months ended September 30, 2025 and includes early exercised shares as part of options exercised:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,670,908	$9.59	8.2	$1,777
Stock options assumed in connection with the ACELYRIN Merger	4,712,186	$12.99
Granted	6,983,120	$4.60
Exercised	—	$—		$—
Forfeited or expired	(956,679)	$9.07
Outstanding, vested and expected to vest as of September 30, 2025	18,409,535	$8.60	7.0	$388
Exercisable as of September 30, 2025	10,661,758	$10.66	5.2	$116

Total exercisable shares of 10,661,758 as of September 30, 2025 included 2,304,921 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the nine months ended September 30, 2025 and 2024 was $22.1 million and $5.4 million, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s stock option activity under the 2024 POP for the nine months ended September 30, 2025:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	1,787,880	$10.19	9.3	$—
Granted	—	$—
Forfeited or expired	(107,056)	$10.19
Outstanding, vested and expected to vest as of September 30, 2025	1,680,824	$10.19	8.6	$—
Exercisable as of September 30, 2025	—	$—	—	$—

Valuation of Stock Options Granted under Non-Performance Plans

The weighted-average grant date fair value of stock options granted for the nine months ended September 30, 2025 and 2024 was $3.72 and $10.42 per stock option, respectively.

The fair value of stock options granted for the nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	5.23 - 6.08	5.75 - 6.08
Volatility	98.84% - 104.32%	103.65% - 109.54%
Risk-free interest rate	3.69% - 4.65%	3.47% - 4.48%
Dividend yield	0.00%	0.00%

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

The Company’s estimated fair value of stock options issued under the 2024 POP of $18.0 million is recognized using graded vesting from July 1, 2024, the closing of the IPO, when the performance condition was met, over the longer of (i) the explicit service period of the service condition of 36 months or (ii) the derived service period between 1.4 years to 2.1 years, as determined for each graded vesting tranche.

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, share repurchase liability related to unvested shares was $0.2 million and $0.8 million, respectively, and was classified as share repurchase liability in the condensed consolidated balance sheets.

The following table summarizes the activity for the Company’s early exercised shares for the nine months ended September 30, 2025:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2024	146,683	$5.53
Vested	(125,805)	$4.96
Unvested as of September 30, 2025	20,878	$8.96

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company initially reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 ESPP by 544,073 on January 1, 2025. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the nine months ended September 30, 2025, 184,633 shares of common stock were purchased under the ESPP.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
Expected term (in years)	0.32 - 0.50
Volatility	79.42% - 133.00%
Risk-free interest rate	4.25% - 4.33%
Dividend yield	0.00%

Restricted Stock Units

A summary of unvested RSU activity is presented in the following table:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
RSUs assumed in connection with the ACELYRIN Merger	1,470,868	$13.46
RSUs granted	2,449,945	$3.95
RSUs released	(1,115,413)	$13.76
RSUs forfeited	(134,495)	$5.48
Unvested as of September 30, 2025	2,670,905	$5.01

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$5,773	$3,720	$16,717	$6,805
General and administrative	4,014	3,589	18,700	6,294
Total stock-based compensation expense	$9,787	$7,309	$35,417	$13,099

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense included $1.0 million as general and administrative expenses and $1.1 million as research and development expenses for the three months ended September 30, 2025, related to accelerated vesting and exercise term modification for severed employees in connection with the ACELYRIN Merger. Stock-based compensation expense included $8.8 million as general and administrative expenses and $4.1 million as research and development expenses for the nine months ended September 30, 2025, related to accelerated vesting and exercise term modification for severed employees in connection with the ACELYRIN Merger.

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss by award type for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$7,979	$7,291	$28,771	$13,045
RSUs	1,542	—	5,939	—
ESPP	266	—	701	—
Restricted stock awards	—	18	6	54
Total stock-based compensation expense	$9,787	$7,309	$35,417	$13,099

Stock-based compensation expense related to non-employee awards was $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively and $0.5 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was an unrecognized stock-based compensation expense for all stock awards of $66.0 million which the Company expects to recognize over a weighted-average period of 2.7 years.

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and nine months ended September 30, 2025 and 2024.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Net Loss Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(110,752)	$(93,117)	$(150,394)	$(199,474)
Denominator:
Weighted-average shares of common stock outstanding	104,150,531	53,970,560	78,554,685	19,908,040
Less: Weighted-average shares of common stock subject to repurchase	(41,288)	(218,337)	(83,278)	(260,350)
Weighted-average shares of common stock outstanding, basic and diluted	104,109,243	53,752,223	78,471,407	19,647,690
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(1.73)	$(1.92)	$(10.15)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	September 30,	September 30,
	2025	2024
Stock options issued and outstanding	20,090,359	8,683,467
RSUs issued and outstanding	2,670,905	—
Common stock issuable under the 2024 ESPP	241,027	—
Early exercised stock options and unvested restricted common stock	20,878	195,026
Total	23,023,169	8,878,493

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Segment Reporting

For purposes of evaluating performance and allocating resources, the Company’s CODM, its Chief Executive Officer, regularly reviews consolidated net loss as reported in the Company’s consolidated statements of operations and comprehensive loss as compared to budget. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

In addition to the significant expense categories included within net loss presented in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
License revenue	$—	$—	$17,389	$—
Collaboration revenue	2,066	—	4,732	—
Total revenue	2,066	—	22,121	—
Operating expenses:
Research and development expenses
External costs
Milestones related to previously acquired IPR&D assets	—	23,000	—	23,000
CROs, CMOs and clinical trials	56,457	39,491	187,618	90,604
Professional consulting services	8,227	4,497	22,047	12,787
Other research and development costs	1,617	2,899	6,908	8,493
Internal costs
Personnel-related costs	24,854	13,476	69,334	32,705
Facilities and overhead costs	6,681	4,461	17,306	10,761
Total research and development expense	97,836	87,824	303,213	178,350
General and administrative expenses	19,522	10,575	76,267	23,782
Total operating expenses	117,358	98,399	379,480	202,132
Loss from operations	(115,292)	(98,399)	(357,359)	(202,132)
Total other income (expense), net	4,540	5,282	198,404	2,658
Net loss before income taxes	(110,752)	(93,117)	(158,955)	(199,474)
Income tax benefit	—	—	8,561	—
Net loss	$(110,752)	$(93,117)	$(150,394)	$(199,474)

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

Since our inception, we have devoted substantially all of our efforts to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting preclinical studies and clinical trials, establishing and protecting our intellectual property portfolio, raising capital, integrating the acquired ACELYRIN business and personnel, and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and increasing substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our expanded organization following the ACELYRIN Merger. Our ability to achieve and sustain profitability will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis.

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

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the three and nine months ended September 30, 2025 and 2024 was $110.8 million, $93.1 million, $150.4 million and $199.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $808.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur substantial expenses associated with the ACELYRIN Merger and the integration and development activities related to the acquired ACELYRIN business. We have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

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

We do not currently own or operate any manufacturing facility. We rely on CMOs to produce our product candidates in accordance with the U.S. Food and Drug Administration’s (the “FDA”) current Good Manufacturing Practices (“cGMP”) regulations for use in our clinical studies. We have entered into development and manufacturing agreements with various CMOs relating to process development, manufacturing of drug substance and drug product, and quality testing of our product candidates. We expect to rely on our CMOs in the future for the manufacturing of our product candidates in order to expedite readiness for future clinical trials. Most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us with greater flexibility and control over our clinical or commercial manufacturing needs.

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

IPO and Concurrent Private Placement

On July 1, 2024, we completed our IPO, pursuant to which we issued and sold 13,125,000 shares of our common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. In connection with the IPO, an existing investor and a holder of more than 5% of our capital stock, purchased an additional 2,500,000 shares of our common stock at the IPO price per share for total gross and net proceeds of $40.0 million from the Concurrent Private Placement. The closing of the Concurrent Private Placement was contingent on the closing of the IPO. The sale of such shares is not registered under the Securities Act, and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration. The shares sold in connection with the Concurrent Private Placement are subject to existing resale registration rights. The Concurrent Private Placement closed on July 17, 2024.

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

Our results of operations include the accounts of our wholly owned subsidiaries ACELYRIN and WH2, LLC after the closing of the Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. Accordingly, the results discussed below were impacted by the timing of the ACELYRIN Merger. WH2, LLC has not had any operations or any balances from its inception. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, the current Trump administration has proposed or enacted tariffs and substantial changes to trade policies that have created a dynamic and unpredictable trade landscape, which could adversely affect our business, including proposing or imposing tariffs on certain foreign products, including from China, that have resulted and may continue to result in retaliatory tariffs on U.S. goods and services. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through September 30, 2025, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates and facility occupancy costs, and integrating ACELYRIN’s historical operations. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income, including amortization of premiums and accretion of discounts on marketable securities, gain on bargain purchase, and the change in fair value of derivative liability.

At the closing of the ACELYRIN Merger in May 2025, we recognized a gain on bargain purchase which represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date. The gain on bargain purchase was recognized as other income in the unaudited condensed consolidated statements of operations and comprehensive loss as of the Closing Date of the ACELYRIN Merger. See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations and Comprehensive Loss

The following tables summarize our results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue:
Collaboration revenue	$2,066	$—	$2,066	*
Total revenue	2,066	—	2,066	*
Operating expenses:
Research and development expenses	97,836	87,824	10,012	11%
General and administrative expenses	19,522	10,575	8,947	85%
Total operating expenses	117,358	98,399	18,959	19%
Loss from operations	(115,292)	(98,399)	(16,893)	17%
Other income (expense):
Interest income	4,594	5,322	(728)	(14)%
Other income (expense), net	(54)	(40)	(14)	35%
Total other income (expense), net	4,540	5,282	(742)	(14)
Net loss before income taxes	(110,752)	(93,117)	(17,635)	19
Income tax benefit	—	—	—	*
Net loss	$(110,752)	$(93,117)	$(17,635)	19
*	not meaningful

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue:
License revenue	$17,389	$—	$17,389	*
Collaboration revenue	4,732	—	4,732	*
Total revenue	22,121	—	22,121	*
Operating expenses:
Research and development expenses	303,213	178,350	124,863	70%
General and administrative expenses	76,267	23,782	52,485	221%
Total operating expenses	379,480	202,132	177,348	88%
Loss from operations	(357,359)	(202,132)	(155,227)	77%
Other income (expense):
Gain on bargain purchase	187,907	—	187,907	*
Interest income	10,633	8,153	2,480	30%
Change in fair value of derivative liability	—	(5,406)	5,406	(100)%
Other income (expense), net	(136)	(89)	(47)	53%
Total other income (expense), net	198,404	2,658	195,746	*
Net loss before income taxes	(158,955)	(199,474)	40,519	(20)%
Income tax benefit	8,561	—	8,561	*
Net loss	$(150,394)	$(199,474)	$49,080	(25)%
*	not meaningful

Revenue

For the three and nine months ended September 30, 2025, we recognized license revenue of zero and $17.4 million, respectively, and collaboration revenue of $2.1 million and $4.7 million, respectively, related to the Collaboration Agreement with Kaken. We expect to recognize revenue under the Development Services Obligation and Manufacturing Services Obligation through the term of the Collaboration Agreement as the services are performed.

Research and Development Expenses

The following tables summarize our external and internal research and development expenses for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$—	$23,000	$(23,000)	(100)%
CROs, CMOs and clinical trials	56,457	39,491	16,966	43%
Professional consulting services	8,227	4,497	3,730	83%
Other research and development costs	1,617	2,899	(1,282)	(44)%
Internal costs:
Personnel-related costs	24,854	13,476	11,378	84%
Facilities and overhead costs	6,681	4,461	2,220	50%
Total research and development expense	$97,836	$87,824	$10,012	11%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$—	$23,000	$(23,000)	(100)%
CROs, CMOs and clinical trials	187,618	90,604	97,014	107%
Professional consulting services	22,047	12,787	9,260	72%
Other research and development costs	6,908	8,493	(1,585)	(19)%
Internal costs:
Personnel-related costs	69,334	32,705	36,629	112%
Facilities and overhead costs	17,306	10,761	6,545	61%
Total research and development expense	$303,213	$178,350	$124,863	70%

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and development expenses increased by $10.0 million, to $97.8 million for the three months ended September 30, 2025, from $87.8 million for the three months ended September 30, 2024.

Milestones related to previously acquired IPR&D assets for the three months ended September 30, 2024, included a $23.0 million clinical milestone payment made in connection with a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC, in March 2021 (the “FronThera Acquisition”).

CRO, CMO and clinical trials expenses increased by $17.0 million, to $56.5 million for the three months ended September 30, 2025, from $39.5 million for the three months ended September 30, 2024, primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for envu and other programs, including costs to support acceleration of clinical trial activities for our Phase 3 ONWARD clinical program.

Professional consulting services expenses increased by $3.7 million, to $8.2 million for the three months ended September 30, 2025, from $4.5 million for the three months ended September 30, 2024, due to services to support our clinical trial for envu and other programs.

Other research and development costs decreased by $1.3 million, to $1.6 million for the three months ended September 30, 2025, from $2.9 million for the three months ended September 30, 2024, primarily due to the timing of preclinical studies.

Personnel-related costs increased by $11.4 million, to $24.9 million for the three months ended September 30, 2025, from $13.5 million for the three months ended September 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and an increase in research and development headcount, and included an increase in stock-based compensation expense of $2.1 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Facilities and overhead costs increased by $2.2 million, to $6.7 million for the three months ended September 30, 2025, from $4.5 million for the three months ended September 30, 2024, primarily due to an increase in information technology and facilities expenses allocated to research and development activities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Research and development expenses increased by $124.9 million, to $303.2 million for the nine months ended September 30, 2025, from $178.4 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, milestones related to previously acquired IPR&D assets included a $23.0 million clinical milestone payment in connection with the FronThera Acquisition.

CRO, CMO and clinical trials expenses increased by $97.0 million, to $187.6 million for the nine months ended September 30, 2025, from $90.6 million for the nine months ended September 30, 2024 primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for envu and other programs, including programs related to the ACELYRIN Merger, and an increase in CMO expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services expenses increased by $9.3 million, to $22.0 million for the nine months ended September 30, 2025, from $12.8 million for the nine months ended September 30, 2024, due to services to support our clinical trial for envu and other programs.

Other research and development costs decreased by $1.6 million, to $6.9 million for the nine months ended September 30, 2025, from $8.5 million for the nine months ended September 30, 2024, primarily due to timing of preclinical studies.

Personnel-related costs increased by $36.6 million, to $69.3 million for the nine months ended September 30, 2025, from $32.7 million for the nine months ended September 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and an increase in research and development headcount, and included an increase in stock-based compensation expense of $9.9 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Facilities and overhead costs increased by $6.5 million, to $17.3 million for the nine months ended September 30, 2025, from $10.8 million for the nine months ended September 30, 2024, primarily due to an increase in information technology and facilities expenses allocated to research and development activities and an increase in software license costs.

External Costs by Program

The following table summarizes our external costs by program for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Envu	$48,866	$36,886	$179,986	$89,539
A-005	2,499	6,682	8,849	14,052
Other programs and research and development activities	14,936	26,319	27,738	31,293
Total external research and development expense	$66,301	$69,887	$216,573	$134,884

General and Administrative Expenses

Comparison of the Three Months Ended September 30, 2025 and 2024

General and administrative expenses increased by $8.9 million, to $19.5 million for the three months ended September 30, 2025, from $10.6 million for the three months ended September 30, 2024.

Personnel-related expenses increased by $4.6 million, to $11.0 million for the three months ended September 30, 2025, from $6.4 million for the three months ended September 30, 2024, primarily due severance costs related to the ACELYRIN Merger and increased general and administrative headcount and included an increase in stock-based compensation expense of $0.4 million.

Professional consulting services and other expenses increased by $4.3 million, to $8.0 million for the three months ended September 30, 2025, from $3.7 million for the three months ended September 30, 2024, primarily due to a loss reserve and an increase in consulting, accounting, audit and tax services to support our growth, public company requirements and business development.

Comparison of the Nine Months Ended September 30, 2025 and 2024

General and administrative expenses increased by $52.5 million, to $76.3 million for the nine months ended September 30, 2025, from $23.8 million for the nine months ended September 30, 2024.

Personnel-related expenses increased by $26.1 million, to $39.9 million for the nine months ended September 30, 2025, from $13.8 million for the nine months ended September 30, 2024, primarily due to severance costs related to the ACELYRIN Merger and increased general and administrative headcount, and included an increase in stock-based compensation expense of $12.4 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Professional consulting services and other expenses increased by $26.7 million, to $35.3 million for the nine months ended September 30, 2025, from $8.6 million for the nine months ended September 30, 2024, primarily due to ACELYRIN Merger transaction costs, a loss reserve and an increase in consulting, legal, accounting, audit and tax services to support our growth, public company requirements and business development.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million, to $4.5 million for the three months ended September 30, 2025, from $5.3 million for the three months ended September 30, 2024. Other income (expense), net increased by $195.7 million, to $198.4 million for the nine months ended September 30, 2025, from $2.7 million for the nine months ended September 30, 2024.

A gain on bargain purchase of $187.9 million was recognized at the Closing Date of the ACELYRIN Merger. No such gain was recognized in any other reporting period.

Interest income decreased by $0.7 million, to $4.6 million for the three months ended September 30, 2025, from $5.3 million for the three months ended September 30, 2024, primarily as a result of lower yields on cash equivalents and marketable securities held. Interest income increased by $2.5 million, to $10.6 million for the nine months ended September 30, 2025, from $8.2 million for the nine months ended September 30, 2024, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of zero and $5.4 million for the three and nine months ended September 30, 2024, respectively related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing. See Note 4 to our unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

Income Tax Benefit

Income tax benefit was zero and $8.6 million for the three and nine months ended September 30, 2025, respectively, as compared to zero for the three and nine months ended September 30, 2024. The income tax benefit was related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger.

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

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $377.7 million as of September 30, 2025, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We continuously monitor and, where necessary, may reduce our operating expenses in response to our clinical development progress and our ability and need to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. For example, should any of our ongoing trials not meet our clinical development objectives, we may scale back or discontinue related activities and reallocate our working capital to extend our ability to meet our operating and capital requirements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(297,616)	$(180,314)
Net cash provided by (used in) investing activities	192,864	(144,740)
Net cash provided by financing activities	749	492,362
Net (decrease) increase in cash, cash equivalents and restricted cash	$(104,003)	$167,308

Operating Activities

Net cash used in operating activities was $297.6 million and $180.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 was due to our net loss for the period of $150.4 million and non-cash items totaling $152.0 million partially offset by changes in operating assets and liabilities of $5.0 million. Non-cash items included $187.9 million related to gain on bargain purchase in connection with the ACELYRIN Merger and net accretion of discounts on marketable securities of $3.9 million, partially offset by $35.4 million related to stock-based compensation expense, $2.6 million related to depreciation and amortization, $1.2 million related to non-cash lease expense and $0.5 million related to impairment of long-lived assets. The changes in operating assets and liabilities included a decrease of $13.3 million in other prepaid expenses and other assets, a decrease of $9.4 million in research and development prepaid expenses, an increase of $4.9 million in research and development accrued expenses, an increase of $2.6 million in other accrued expenses and current liabilities, an increase of $1.9 million in deferred revenue, and an increase of $0.2 million in other liabilities, non-current, partially offset by a decrease of $11.6 million in accounts payable, a decrease of $8.6 million in deferred income tax liability, an increase of $5.1 million in other assets, non-current, and a decrease of $2.3 million in operating lease liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024 was due to our net loss for the period of $199.5 million partially offset by changes in non-cash items totaling $18.9 million and operating assets and liabilities of $0.3 million. Non-cash items included $13.1 million related to stock-based compensation expense, $5.4 million related to the change in fair value of the derivative liability and $2.3 million related to depreciation and amortization, partially offset by net accretion of discounts on marketable securities of $2.0 million. The changes in operating assets and liabilities primarily included an increase of $7.2 million in research and development accrued expenses, an increase of $5.3 million in accounts payable and a $0.4 million increase in other accrued expenses and current liabilities, partially offset by an increase of $9.6 million in research and development prepaid expenses, an increase of $1.6 million in other prepaid expenses and other assets and a decrease of $1.5 million in operating lease liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 of $192.9 million was related to proceeds from maturities of marketable securities of $305.4 million and cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger of $49.7 million, partially offset by purchases of marketable securities of $161.6 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities for the nine months ended September 30, 2024 of $144.7 million was related to purchases of marketable securities of $185.4 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities of marketable securities of $42.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $0.7 million was primarily related to proceeds from the issuance of common stock under the 2024 ESPP.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $492.4 million included $258.5 million proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs, $193.3 million proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs, $40.0 million proceeds from a private placement transaction and proceeds from the issuance of common stock upon exercise of stock options of $0.6 million.

Contractual Obligations and Commitments

Research and Development Agreements

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. As of September 30, 2025 and December 31, 2024, the total value of non-cancellable obligations under contracts was $3.8 million and zero, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

FronThera Contingent Consideration

On March 5, 2021, we entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. The transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, we met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of September 30, 2025.

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

As of September 30, 2025, no milestones were probable and accrued in the unaudited condensed consolidated balance sheet.

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of September 30, 2025, we had total undiscounted lease payment obligations under non-cancelable leases of $54.9 million, including $2.2 million payable through December 31, 2025. See Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

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

If we are required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events, then the estimated fair value of contingent consideration liabilities is recognized in the consolidated balance sheet as of the date of the acquisition. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value on the consolidated statements of operations until such time that the payment is made or obligations expire.

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

We determine the transaction price based on the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to the customer. Consideration may be fixed, variable, or a combination of both. Payments to us under these arrangements typically include one or more of the following: non-refundable upfront payments, reimbursement for research services, payments for clinical supplies, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments. Variable consideration, such as performance-based milestones, are included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. We account for cost reimbursements included in the transaction price using the expected value method. We exclude sales-based royalty and milestone payments from the total consideration we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the collaboration arrangements.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three and nine months ended September 30, 2025, our net loss was $110.8 million and $150.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $808.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates. We have also incurred and will continue to incur substantial integration costs and expenses in connection with the ACELYRIN Merger and the integration and development activities related to the acquired ACELYRIN business. While we expected that a certain level of integration costs would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration costs. Many of the integration costs that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration costs could be greater or could be incurred over a longer period of time than we currently expect.

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

The most common AEs observed in our Phase 2 STRIDE and OLE PsO trials that were considered related to envu treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. As of September 30, 2025, there were four SAEs from the STRIDE OLE trial that were considered related to envu treatment by the investigator: one serious infection case (peritonsillar abscess), two malignancy cases (non-small cell lung cancer, renal cell carcinoma), and one arthritis case. We continue to evaluate the safety profile of envu in our ongoing Phase 2 OLE and Phase 3 trials.

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

Disruptions at the FDA and other government agencies or comparable foreign regulatory authorities caused by funding shortages, government shutdowns or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s or comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or comparable foreign authorities may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies or regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, such as the U.S. government shutdown in the fourth quarter of 2025, or if global health concerns prevent the FDA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of September 30, 2025, we had 233 full-time employees, which includes 10 employees retained on a temporary basis to assist with the integration of ACELYRIN, and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced or implemented substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and growth prospects. In addition, tariff and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. For example, as a result of the ACELYRIN Merger, we now operate our historical core business along with the acquired ACELYRIN business as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be difficulties, costs and delays involved in the integration of our historical core business with the acquired ACELYRIN business, including as a result of challenges relating to the diversion of management’s attention, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the ACELYRIN Merger or the acquired ACELYRIN business. We have also incurred substantial expenses in connection with and as a result of completing the ACELYRIN Merger and may incur additional expenses as we continue to finalize integration of the businesses, operations, policies and procedures of the combined company. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with the ACELYRIN Merger, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could adversely affect our business, financial condition, results of operations and prospects.

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

As of September 30, 2025, we had $51.0 million of IPR&D intangible assets related to the ACELYRIN Merger. In-process research and development assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of IPR&D intangible assets occur.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years for single-source drugs (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. CMS selected the Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. The price cap for each of these products, which cannot exceed a statutory ceiling price, will take effect in 2026. Negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028.

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

Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) imposing tariffs on imported pharmaceutical products; and (3) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This assessment of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. While the HTA Regulation entered into force in January 2022, it applies from January 2025 onwards.

Now applicable, it has a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. It permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU member states for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

In the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-

gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national transparency and reporting rules may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g., annual) basis.

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

In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a study that compares the cost-effectiveness of our product candidate to other available therapies. In addition, many countries outside the United States have limited government support programs that provide for reimbursement of drugs such as our product candidates, with an emphasis on private payors for access to commercial products. If reimbursement of our products, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

We rely and intend to rely in the future on third-party clinical investigators, CROs and clinical data management organizations to conduct, supervise and monitor preclinical studies and clinical trials of our current or future product candidates. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have if we had conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs.

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

Based on the beneficial ownership of our capital stock as of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we have a total annual gross revenue of $1.235 billion; (ii) the last day of our fiscal year following the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the end of the fiscal year in which the market value of common stock held by non-affiliates exceeds $700 million as of the prior June 30. Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions in our amended and restated certificate of incorporation, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the ongoing conflicts in Ukraine and the evolving U.S. and ex-U.S. tariff landscape). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

10.1*	Alumis Inc. Amended and Restated Non-Employee Director Compensation Policy.

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

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
*	Filed herewith.
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

Date: November 13, 2025

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)