Form 10-K
period 2025-12-31
ALUMIS INC.
filed 2026-03-19
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(650) 231-6625

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	ALMS	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $183.2 million. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 2026, the registrant had 123,139,425 shares of voting common stock, $0.0001 par value per share, and 4,059,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our plans to submit an NDA for envu in PsO (each as defined herein) in the second half of 2026;
●	the potential for our product candidate envu to transform the treatment landscape for IL-23/IL-17—driven diseases as well as those driven by Type I interferon;
●	the potential for envu to meaningfully elevate care for and effectively reduce the full burden of disease for patients with PsO;
●	the timing of our topline readout in our LUMUS Phase 2b trial;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our expectations regarding the potential benefits of our strategy, including with respect to the integration of operations, technologies and personnel associated with the ACELYRIN Merger (as defined herein);
●	our plans relating to the research and development of our product candidates;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from any existing or future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments;

●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or therapies in development;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

RISK FACTORS SUMMARY

Below is a summary of the material factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this Risk Factors Summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K, before making investment decisions regarding our securities.

●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of envudeucitinib (or “envu”), formerly known as ESK-001, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.
●	We are subject to various risks related to the acquisition and integration of ACELYRIN (as defined herein).
●	Our business is highly dependent on the success of our most advanced product candidate, envu, and we cannot guarantee that envu will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors and licensees pending patent applications will issue or that patents based on our or any current or future licensors and licensees patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We have and may continue to form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy or security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase our costs and otherwise negatively affect our operating results and business.
●	We may have conflicts with any current or future licensors, licensees, collaborators or strategic partners that could delay or prevent the development or commercialization of our product candidates.

PART I

Item 1. Business

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: envudeucitinib (“envu”), formerly known as ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant allosteric TYK2 inhibitor. Envu is currently being evaluated in an ongoing Phase 2 open-label extension (“OLE”) trial, as well as a Phase 3 long-term extension (“LTE”) trial in patients with moderate-to-severe plaque psoriasis (“PsO”), and we plan to submit a New Drug Application (“NDA”) for envu in PsO to the FDA in the second half of 2026. Envu completed enrollment in the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, and we reported positive topline results in the first quarter of 2026. In addition, envu is currently being evaluated in a Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report topline results in the third quarter of 2026. We are currently evaluating additional immune-mediated disease indications for envu, beyond PsO and SLE, and for A-005 in CNS and peripheral diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024. In addition, in connection with the ACELYRIN Merger (as defined below), we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of Thyroid Eye Disease (“TED”). We are continuing to evaluate the development program for lonigutamab and its potential differentiation in a capital efficient manner.

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

ACELYRIN Merger

On February 6, 2025, we entered into an Agreement and Plan of Merger, and, on April 20, 2025, we entered into an Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) with ACELYRIN, Inc. (“ACELYRIN”) and Arrow Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub merged with and into ACELYRIN, with ACELYRIN continuing as our direct wholly owned subsidiary (the “ACELYRIN Merger”). The Merger Agreement was approved by the disinterested directors on our board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025 (the “Closing Date”), we completed the ACELYRIN Merger in a common stock transaction valued at approximately $238.1 million settled through the issuance of 48,653,549 shares of our common stock to acquire net assets with a fair value of $426.0 million. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Our Product Candidates and Pipeline

We are building a pipeline of molecules with the potential to address a broad range of immune-mediated diseases as monotherapy or combination therapies. Within our TYK2 franchise, we are developing our most advanced product candidate, envu, an allosteric TYK2 inhibitor for the treatment of PsO and SLE. We are developing our second TYK2 product candidate, A-005, as a CNS-penetrant allosteric TYK2 inhibitor, to offer the therapeutic benefit of TYK2 inhibition within the CNS for a broad range of neuroinflammatory and neurodegenerative diseases. In connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of TED.

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

The core components of our business strategy include:

●	Maximize the opportunity presented by envu’s differentiated pharmacological profile and breadth of potential indications. We believe that envu is a foundational asset that exemplifies our approach. Genetic and biologic data generated to date highlight the important role of TYK2 inhibition across multiple diseases where we have current clinical programs (PsO and SLE) and future clinical ambitions. We intend to expand clinical development of envu to additional therapeutic areas and indications where TYK2 inhibition and our differentiated profile have the potential to deliver significant improvements for patients.
●	Expand our TYK2 franchise with A-005, our allosteric TYK2 inhibitor selected to penetrate the CNS to treat neuroinflammation. There is strong biological rationale for the involvement of TYK2 in neuroinflammatory and neurodegenerative diseases, as well as compelling genetic evidence for the role of TYK2 in MS. As a result, we believe TYK2 inhibition has potential utility in various neuroinflammatory and neurodegenerative diseases, including MS, Alzheimer’s disease, amyotrophic lateral sclerosis (“ALS”), optic neuritis, neuromyelitis optica and Parkinson’s disease.
●	Discover and advance earlier-stage product candidates into clinical development. We intend to expand our pipeline of clinical-stage product candidates by identifying and developing earlier-stage assets. Utilizing our precision approach to address immune dysfunction, we have selected multiple additional targets to date, including interferon regulatory factor 5 (“IRF5”), across indications that are in various stages of development, from lead identification to lead optimization. These targets may enable development in a broad range of indications, either as a monotherapy or using a combination therapy approach with our TYK2 product candidate franchise.
●	Leverage our precision approach to increase speed of development, probability of success and precision of therapy. We leverage our proprietary precision data analytics platform that integrates key genetic and translational insights, with the aim to design efficient and effective development paths at every stage of our pipeline. We believe this approach can bring forth transformative medications by following the science to inform the right target, right molecule, right indication, right patient, right endpoint and right combinations.
●	Evaluate strategic collaborations to maximize the global impact of our product candidates. We plan to strategically evaluate potential partnerships to maximize the value of our lead programs and broader portfolio. We believe that our product candidates, indications, clinical data and data analytics make our company an

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

Our TYK2 Franchise

Envu: Our Allosteric TYK2 Inhibitor

Envu is a potent, highly selective, allosteric TYK2 inhibitor.

Key Differentiating Features

We believe envu is differentiated from first-generation TYK2 inhibitors for the following reasons:

●	Intrinsic Selectivity and Preclinical Pharmacology. Due to envu’s design as an allosteric inhibitor, the molecule is both potent and intrinsically selective for TYK2 over other protein kinases, including the related JAK family members. No JAK-related pharmacology has been observed with envu to date.
●	Optimized Molecular Properties and Pharmacokinetics (“PK”). At the core of envu’s differentiation from other clinical-stage allosteric inhibitors of TYK2 are its physicochemical properties that we believe impart highly desirable drug-like features. Envu is highly permeable with low efflux resulting in high and rapid systemic absorption and favorable tissue distribution in vivo. These properties result in its highly predictable, linear PK profile in humans with low variability. In addition, envu has a desirable half-life in humans of approximately 8 to 12 hours and we have not observed any concerns for drug-drug interactions with other therapies.
●	Maximal Target Inhibition. Envu demonstrated a robust and predictable PK/PD relationship in Phase 1 studies, enabling the identification of a dose level that achieved maximal TYK2 inhibition for 24 hours a day to take into Phase 2 clinical trials. We define maximal inhibition as reaching the plateau of biological inhibition in the assay readout with no further impact seen with higher drug concentrations. At the 40 mg BID dose, maximal TYK2 inhibition was confirmed in healthy volunteer and PsO patient blood samples by RNA-seq analysis, and a return to non-lesional baseline levels of TYK2 pathway (including IFN signature, IL-23, IL-17) and PsO-relevant disease biomarkers was confirmed in PsO patient skin biopsies.
●	Clinical Tolerability. There have been no clinically limiting findings across our clinical trials to date that prevent envu from being dosed to achieve maximal target inhibition. In contrast to what has been reported with first-generation allosteric TYK2 inhibitors, skin rashes have been observed at much lower frequency with envu to date, even at very high and sustained levels of target inhibition, suggesting that skin toxicities may not be an on-target, class effect of TYK2 inhibitors.

Strategic Indication Selection

TYK2-mediated cytokine signaling is involved in a broad range of immune-mediated diseases. TYK2 loss-of-function mutations have been shown to be protective for several conditions including psoriasis, psoriatic arthritis, Crohn’s disease, ulcerative colitis and MS. Therefore, envu has the potential to provide benefit in a large number of indications. We have selected PsO and SLE as our initial indications.

Combination Potential

Despite significant advances in the treatment of immune-mediated disease, in many diseases, only a minority of patients achieve disease remission or nearly complete response with current therapies. Because of the complexity, overlap and redundancy of inflammatory pathways, combination approaches targeting complementary pathways may be needed to achieve high-hurdle endpoints such as remission. We believe that envu’s pharmacological properties, including its lack of drug-drug interaction potential and its clinical profile, positions it well as a partner for future combination therapies.

Development

Envu is currently being evaluated in an ongoing Phase 2 open-label extension trial, as well as a parallel Phase 3 LTE trial in patients with PsO, as well as in a Phase 2b clinical trial in SLE.

Envu for the Treatment of PsO

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

On January 6, 2026 we announced positive topline results from our Phase 3 ONWARD1 and ONWARD2 global Phase 3, multi-center, randomized, double-blind placebo-controlled clinical trials, evaluating envu in patients with PsO. Envu met all primary and secondary endpoints with high statistical significance in both trials. In each of these trials, envu achieved superior skin clearance compared with placebo (p < 0.0001) on the co-primary endpoints of Psoriasis Area and Severity Index (“PASI”) 75, and static Physician’s Global Assessment (“sPGA”) 0/1 at Week 16. On average across both ONWARD1 and ONWARD2, 74% of patients achieved PASI 75 and 59% of patients achieved sPGA 0/1, with responses deepening over time. Rapid responses were observed, with clear separation from placebo on PASI 90 as early as Week 4. At Week 24, on the higher hurdle skin clearance measures, approximately 65% of patients achieved PASI 90 and more than 40% achieved PASI 100, on average across both trials. In addition, consistent and clinically meaningful improvements across patient-reported outcomes relating to itch and quality of life were observed. Envu also achieved superior skin clearance compared with apremilast in each trial (p<0.0001) on all PASI endpoints at Week 24. We also announced that treatment with envu was generally well tolerated through Week 24 in both trials, with a safety profile consistent with our Phase 2 trial for envu in PsO, including the LTE trial. Treatment-emergent adverse event (“TEAE”) frequency and severity were similar across ONWARD1 and ONWARD2, with the majority being mild to moderate, transient, and responding to standard therapy, if required. The most common TEAEs were headaches, nasopharyngitis, upper respiratory tract infections, and acne. No safety signals were observed. See “—Safety Profile of Envu” below for further information.

We plan to submit an NDA for envu in PsO to the FDA in the second half of 2026.

Envu for the Treatment of SLE

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

We are currently conducting LUMUS, a Phase 2b, 48-week, global, placebo-controlled, double-blind, randomized, clinical trial evaluating envu in patients with moderate-to-severe active SLE, in the United States, Europe, the United Kingdom (“UK”), Latin America and Asia-Pacific (“APAC”) countries. The primary endpoint in Part A of such trial is BILAG-Based Composite Lupus Assessment response (a validated composite measure of lupus disease activity) at Week 48. Eligible patients may enroll in Part B (an OLE) or participate in a four-week follow-up period.

Safety Profile of Envu

Envu has been administered to more than 2,000 participants and in some cases administered for up to three years. Envu has been generally well-tolerated in our Phase 2 STRIDE and OLE and Phase 3 ONWARD clinical trials to date, with the majority of AEs observed in such clinical trials having been graded mild-to-moderate in severity. As of December 31, 2025, the most common AEs reported by patients across active (envu) trial arms were headaches, upper respiratory tract infections, nasopharyngitis and acne, and the most common AEs deemed related to study drug by the principal investigator included headaches, upper respiratory tract infections, nasopharyngitis, rash and nausea. The safety profile of envu continues to be evaluated in our ongoing Phase 2 OLE in PsO, Phase 3 LTE trial in PsO, and our Phase 2b trial in SLE.

Envu is an allosteric inhibitor of TYK2. TYK2 is an intracellular tyrosine kinase protein shown to play an essential role in mediating cytokine receptor signaling pathways in both innate and adaptive immunity. Cytokines are a group of proteins in the body that play an important role in boosting the immune system. Other TYK2 inhibitors, such as deucravacitinib (marketed as Sotyktu which is approved for the treatment of adults with PsO), have shown AEs such as hypersensitivity reactions, infections, tuberculosis, malignancy and rhabdomyolysis. The label for deucravacitinib includes a warning concerning the potential for JAK-related adverse events, such as cardiovascular and thrombotic events. Given our similar mechanism of action, we closely monitor and characterize these potential safety risks in our clinical studies. We have observed and expect to continue to observe that additional AEs and SAEs, consistent with known side effects of TYK2 inhibition, may emerge in our ongoing and future clinical trials of envu, and we have also observed and expect to continue to observe trial participant withdrawals or discontinuations due to AEs.

A-005: Our CNS-Penetrant Allosteric TYK2 Inhibitor

The second clinical product candidate in our TYK2 franchise, A-005, is a highly differentiated, CNS-penetrant, allosteric TYK2 inhibitor that has potential applications in multiple sclerosis and other neurological diseases. as well as peripheral diseases. A loss-of-function mutation in the TYK2 gene has been shown by our proprietary genetic data set as well as scientific literature, to reduce the risk of developing MS. We are currently evaluating indications for our A-005 program and intend to provide an update on an A-005 Phase 2 trial commencement following completion of this evaluation.

Role of TYK2 in Neuroinflammatory and Neurodegenerative Diseases

TYK2 pathways are active in CNS-resident immune cells and may play a localized role in the CNS contributing to the pathology of several CNS inflammatory disorders, including MS. Genome-wide association studies (“GWAS”) have shown the loss-of-function TYK2 genetic variant, P1104A, has a protective effect for the development of MS. An additional missense variant in TYK2, Rs35018800, has the largest effect on MS risk of any variant outside the MHC/HLA region discovered to date. In addition to its genetic association with MS, TYK2 is known to be expressed and functionally active in CNS-resident microglia. Microglia express IL-23 and interferon receptors and IL-23/IL-12 cytokines have been shown to localize to MS lesions. Activated microglia are associated with disease worsening in MS, and TYK2 inhibitors with adequate CNS exposure may provide an opportunity to target neuroinflammation and neurodegeneration. We believe TYK2 inhibition has the potential to treat the neuroinflammatory component of other neurodegenerative diseases where activated microglia and/or TYK2 proinflammatory cytokines including interferon are implicated such as Alzheimer’s disease, ALS, optic neuritis, neuromyelitis optica, and Parkinson’s disease.

Development

A-005 for the Treatment of MS

MS is a chronic immune-mediated disease of the central nervous system. This condition causes a wide range of physical and cognitive challenges for those afflicted, often resulting in neurological symptoms and disabilities. Despite available treatments to manage symptoms and slow disease progression, treatments are limited for progressive disease and a definitive cure remains elusive. Agents directly targeting the CNS pathology and CNS resident cells, including activated microglia, are of increasing interest as these are thought to impact progressive neurological impairment. The unmet need lies in finding safe and more effective targeted therapies that can halt or reverse disease progression, alleviating the burden on patients and their families and improving their overall quality of life.

In December 2024, we announced positive data from a Phase 1 clinical trial evaluating the safety, tolerability and PK of single- and multiple-ascending doses of A-005 in healthy participants. In the clinical trial, A-005 was well tolerated with no SAEs reported.

Our Lonigutamab (IGF-1R Monoclonal Antibody) Program

Lonigutamab is a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the treatment of TED, a potentially vision-threatening progressive autoimmune ocular disease in which the eye muscles, eyelids, tear glands and fatty tissues behind the eye become inflamed.

ACELYRIN announced data from its Phase 1/2 dose ranging trial of lonigutamab in TED in March 2024 and January 2025. We are continuing to evaluate the development program for lonigutamab and its potential differentiation in a capital efficient manner.

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

For example, IRF5 is a transcription factor that mediates signaling of several cytokines including type I IFN, IL-6, IL-12, IL-23, and TNF. It is a genetically supported target across multiple immune indications with known functional roles in both innate and adaptive immunity. IRF5 has been implicated in macrophage polarization, cell growth regulation, and apoptosis. It acts on innate immune responses via recognition of upstream self-nucleic acid-containing immune complexes and pathogens by toll like receptors (“TLR”), specifically: TLR7, TLR8 and TLR9 in the endosome via MyD88. Translocation of IRF5 to the nucleus following phosphorylation by IKKβ is critical to the pathogenesis of many immune mediated diseases. Genome-wide association studies have identified several functional genetic variants in IRF5 that predispose patients to immune-mediated diseases including, but not limited to SLE, systemic sclerosis, and primary sclerosing cholangitis.

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

As of December 31, 2025, our solely owned patent portfolio included five issued U.S. patents, three pending U.S. provisional patent applications, over ten pending non-provisional U.S. patent applications, and over twenty granted foreign patents.

Envu and A-005

In regard to envu and A-005, we own one patent family with claims directed to composition of matter and methods of use that includes five issued U.S. patents, one pending U.S. patent application, over fifteen granted foreign patents in Europe (each validated in over 35 countries), and certain other countries, and over 10 foreign patent applications pending in various jurisdictions, such as Europe and Japan. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2039.

We also own three patent families with claims directed to crystalline and salt forms of envu, which includes three pending U.S. applications, and over 30 foreign patent applications pending in various jurisdictions such as Europe and Japan. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, the patent applications, if issued, and any patent applications claiming the benefit of these PCT applications, if issued, will be expected to expire in 2043.

We own one patent family with claims directed to methods of treating a TYK2-mediated disease using envu, that includes a pending U.S. application and over 10 foreign applications pending in various jurisdictions such as Europe and Japan. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, any patent applications, if issued, will be expected to expire in 2043.

We own three additional patent families that disclose and/or contain claims directed to methods of treating various diseases with envu that include two pending U.S. non-provisional applications, four pending foreign applications and one pending U.S. provisional application. Not accounting for any patent term adjustment or extension and assuming that all annuity and/or maintenance fees are paid timely, patent applications from these patent families, if issued, will be expected to expire between 2044 and 2046.

We own three pending PCT applications and three additional foreign applications with claims directed to crystalline and salt forms of A-005, one pending PCT application and one additional foreign application with claims directed to methods of treating various diseases with A-005, one pending PCT application and one additional foreign application with claims directed to processes for making envu, and one pending PCT application and one additional foreign application with claims directed to formulations of envu. Not accounting for any patent term adjustment or extension and assuming that all applicable annuity and/or maintenance fees are paid timely, any patent applications claiming priority to the provisional applications, if issued, will be expected to expire in 2045.

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

Lonigutamab

As of December 31, 2025, we exclusively in-licensed from Pierre Fabre Medicament SAS (“Pierre Fabre”) two issued U.S. patents, over 55 corresponding foreign patents and 5 foreign patent applications directed to composition of matter. Such issued patents are expected to expire in 2035, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate fees. The portfolio further includes 12 pending patent applications directed primarily to formulations and methods of use. Patents, if issued from these pending applications are expected to expire in 2043 or 2045, respectively, without giving effect to any potential patent term extensions and patent term adjustments, and assuming payment of all appropriate fees.

For more information regarding the risks related to our intellectual property, see Item 1A. “Risk Factors — Risks Related to Intellectual Property.”

Sales and Marketing

Given our stage of development, we have not yet established a full commercial organization or distribution capabilities. We have stage-appropriate commercial capabilities and we intend to build a commercial infrastructure to support sales of any approved products. We also intend to continue evaluating opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of our product candidates, if approved. In addition, we intend to commercialize our product candidates, if approved, in key markets in the United States, the European Union (“EU”) and APAC, either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. To date, we have obtained active pharmaceutical ingredients (“API”) for envu and A-005 for our preclinical and clinical testing from different third-party API manufacturers and bulk drug product from other third-party manufacturers. We obtain our preclinical and clinical supplies from these manufacturers on a purchase order basis and currently do not have long-term supply arrangements in place. Our principal suppliers of critical raw materials are located in India and in Taiwan. We are in the process of implementing a redundant supply chain for envu API, drug product and critical raw material. For all our product candidates, we intend to identify and qualify redundant manufacturers to provide the API and drug product and prior to submission of the NDA to the FDA and/or a marketing authorization application to the European Medicines Agency (“EMA”) and/or other health authorities. envu and A-005 are compounds of low molecular weight, generally called small molecules. Envu can be manufactured in reliable and reproducible processes from readily available starting materials. A-005 has been produced in small quantities to support our preclinical studies and is currently being manufactured at larger quantities for clinical testing. The chemistries for envu and A-005 are amenable to scale-up and do not require unusual equipment in the manufacturing process. Additional contract manufacturers are used to package, label, and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We are currently developing envu for the treatment of PsO and SLE, with multiple other potential indications to follow. Other emerging and established life sciences companies have been focused on similar therapeutics. If approved, envu would compete with several currently approved or late-stage oral clinical therapeutics in each such indication as well as other drugs used to treat such patients.

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

Additionally, the containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption or expansion of price controls and cost-containment measures could further limit manufacturers’ net revenue and results. Decreases in third-party reimbursement for a manufacturer’s drug products or a decision by a third-party payor to not cover its drug products could have a material adverse effect on the manufacturer’s sales, results of operations and financial condition.

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

U.S. Drug and Biologic Development Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Biologics are additionally subject to the Public Health Service Act and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice regulations (“GLPs”) and other applicable regulations;
●	submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice regulations (“GCPs”) to evaluate the safety and efficacy of the drug for its intended use;

●	submission to the FDA of an NDA or Biologics License Application (“BLA”);
●	a determination by the FDA within 60 days of its receipt of the NDA or BLA to file the submission for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve its identity, strength, quality and purity, and of inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, which are standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the investigational product into healthy subjects or patients, safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects and, if possible, to early evidence on effectiveness are assessed. Phase 2 usually involves trials in a limited patient population with the specified disease or conditions to evaluate the effectiveness of the investigational product for a particular indication, to determine optimal dose and regimen, and to identify common AEs and safety risks. If preliminary evidence of effectiveness and an acceptable safety profile is obtained in Phase 2 evaluations, Phase 3 trials are conducted. Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational product and to provide adequate information for labeling.

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a product. A single Phase 3 trial may be sufficient (1) where the study is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when the single trial is supported by confirmatory evidence.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the finished product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Process

After completion of the required clinical testing, the sponsor prepares and submits an NDA or BLA to the FDA. FDA approval of the application is required before marketing and distribution of the product may begin in the United States. The application must include, among other information, the results of all nonclinical, clinical, and other testing along with descriptions of the manufacturing process, analytical tests conducted on the product, and proposed labeling. The cost of preparing and submitting an application is substantial. The submission of most applications is additionally subject to a substantial user fee. Under an approved NDA or BLA, the applicant is also subject to an annual program fee. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act, as amended (“PDUFA”), the FDA has agreed to certain performance goals. The FDA’s goal is to review and act on applications granted Standard Review within ten months of the date the FDA files the application. For applications granted a Priority Review, the FDA’s goal is to review the application within six months from the date the FDA files the application. The FDA may extend its PDUFA goal date for reviewing both standard and priority-review applications for three additional months to allow the FDA to consider certain late-submitted information or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel products, as well as those that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will generally inspect the facility or the facilities at which the product is manufactured. The FDA will not approve a product unless the facility at which it is manufactured has a satisfactory cGMP compliance status.

After the FDA evaluates the NDA or BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the application and may require substantial additional testing or information that must be provided in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months from the date of receipt, depending on the type of information included.

As a condition of approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

FDA Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational product. For example, the Fast Track designation program is intended to expedite or facilitate the process for developing and reviewing drug products that meet certain criteria. Specifically, investigational drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track designated investigational product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. The FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A drug biologic intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. Breakthrough Therapy designation is provided if preliminary clinical evidence indicates that the drug or biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any drug or biologic product submitted to the FDA for approval may also be eligible for Priority Review. An NDA or BLA is eligible for Priority Review if the product is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review.

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

Pediatric Information

Under the Pediatric Research Equity Act, NDAs, BLAs or supplements thereto must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is determined by the FDA to be safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data. A deferral may be granted for several reasons, including a finding that the product is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The

FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA and BLA holders a six-month extension of any exclusivity—patent or nonpatent—for a product if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of the product in the pediatric population may produce health benefits in that population, the FDA making a “written request” for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications or supplements to an approved application that propose a labeling change as a result of pediatric studies conducted pursuant to the BPCA are treated as priority applications or supplements, with all of the benefits that designation confers.

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

Drug and biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the FDA inspects manufacturing facilities to assess compliance with cGMP. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of drugs and biologics that are placed on the market. Advertising and promotion of drugs and biologics must be in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (the “HTA Regulation”) entered into application through a phase implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The Regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and establishes the framework for EU level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

UK Regulation

The Medicines and Healthcare products Regulatory Agency (“MHRA”) is the United Kingdom’s standalone regulator for medicinal products and medical devices.

While the UK regulatory framework in relation to clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the former EU Clinical Trials Directive, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which was adopted in April 2025, modernizes the United Kingdom's approach to make it a more attractive location for research, and includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement. The amendments will become applicable on April 28, 2026 following a one-year transition period.

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

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of HHS, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

Other U.S. Healthcare Laws

Pharmaceutical manufacturers are subject to numerous federal and state laws and regulations including, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws, such as the following:

●	federal Anti-Kickback Statute, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal false claims laws, including the False Claim Act and the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	HIPAA, which, in addition to the privacy, security, and breach notification obligations described above, also prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including private insurers, state transparency laws, and state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

Violations of such laws may result in significant penalties, including criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, integrity oversight and reporting obligations, diminished profits and future earnings, and the curtailment or restructuring of operations.

U.S. Healthcare Reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was passed which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse, referred to as TrumpRx, for patients to purchase certain products from manufacturers on a cash pay basis; (3) ongoing trade tensions between the United States and other jurisdictions that have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among other things, impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed 221 full-time and 3 part-time employees, consisting of clinical, scientific, development, regulatory, finance, legal and operational personnel. We also retain independent contractors to support certain organizational needs. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and in our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Our most advanced candidate is envu, an oral, small molecule allosteric inhibitor of TYK2. We are currently conducting a Phase 2 open-label extension trial, as well as a Phase 3 LTE trial of envu in PsO and a Phase 2b clinical trial of envu in SLE. In addition, we are advancing A-005, an investigational CNS penetrant allosteric inhibitor of TYK2 that has a potential application in multiple sclerosis and other neuroinflammatory and neurodegenerative diseases, currently in Phase 1 clinical development. Our ability to achieve profitability in the future is dependent upon obtaining regulatory approval for and successfully commercializing our most advanced candidate, envu, either alone or with third parties. However, our operations may not be profitable even if envu is successfully developed, approved and thereafter commercialized.

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the years ended December 31, 2025 and 2024, our net losses were $243.3 million and $294.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $901.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	conduct preclinical studies and clinical trials for envu, A-005, and potential future programs;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or other acquisitions, and conduct development activities, including preclinical studies and clinical trials;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current and future product candidates;
●	seek regulatory approvals for our product candidates or any future product candidates;
●	commercialize our current product candidates or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	attract, hire and retain qualified clinical, scientific, operations and management personnel;

●	add and maintain operational, financial and information management systems;
●	protect, maintain, enforce and defend our rights in our intellectual property portfolio;
●	defend against third-party interference, infringement and other intellectual property claims, if any;
●	address any competing therapies and market developments;
●	experience any delays in our preclinical studies or clinical trials and seeking regulatory approval for our product candidates due to public health concerns, macroeconomic conditions or geopolitical conflicts; and
●	incur costs associated with operating as a public company.

Even if we succeed in commercializing one or more product candidates, we expect to incur substantial development costs and other expenditures to develop and market additional product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue or raise additional capital. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. For example, in March 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (as amended from time to time, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. We could also be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We expect to continue to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or any future collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive regulatory approval or commercialize our current and any future product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, may disagree with the design or implementation of our clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, IRBs, or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not allow us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols, or may require that we modify or amend our clinical trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;
●	we may be unable to identify, recruit, or train suitable clinical investigators;
●	clinical trial sites may deviate from trial protocol or drop out of a trial;
●	we may be unable to complete our clinical trials due to trial participant withdrawals and discontinuations due to AEs;
●	the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds to initiate or complete a clinical trial or to pay the substantial user fees required by the FDA upon the submission of an NDA or comparable marketing authorization application in another jurisdiction;
●	the quality or quantity of data relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;
●	reports from clinical testing of other therapies may raise safety, tolerability or efficacy concerns about our product candidates;
●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results, or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs;
●	our CROs or clinical trial sites may fail to perform in accordance with GCP requirements or other applicable regulations, rules or guidelines;
●	we may be unable to manufacture our product candidates from our contract manufacturing organizations

(“CMOs”) in accordance with cGMP regulations or other applicable requirements in sufficient quantities for use in our clinical trials;
●	SAEs may occur in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
●	we may select clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
●	we may be required to transfer our manufacturing processes to larger-scale facilities operated by a different CMO, or may experience delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
●	third parties may be unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, we have historically leveraged our extensive analyses of immune-relevant GWAS results from both the public domain and the UK Biobank biomedical resource to identify the right therapeutic target on which to focus our preclinical and clinical development efforts. If our access to GWAS results from the public domain or the UK Biobank biomedical resource were to be restricted, including as a result of any potential future legislative policies or regulations that may seek to restrict the sharing of genetic data, our ability to efficiently identify additional therapeutic targets may be limited.

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

Moreover, following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the EU’s CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

If envu fails to demonstrate an acceptable benefit/risk profile, versus current approved therapies or others in clinical development, then our opportunity to disrupt the current standard of care may be limited. AEs and SAEs that emerge during clinical investigation of or treatment with envu, A-005, or any future product candidates have in the past been and may in the future be deemed to be related to our product candidates. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain envu, A-005 or any future product candidates and could result in warnings and precautions in our product labeling or a restrictive REMS or comparable foreign strategies. This may also result in an inability to obtain approval of envu, A-005 or any future product candidates. We, the FDA or other comparable foreign regulatory authorities, or an IRB or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential product candidates developed in the biotechnology industry that initially showed promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects, like those mentioned above, may limit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

Outside the United States, biopharmaceutical products and services are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries allow companies to establish their own prices for medical products but monitor and control company profits or control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU member states may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This HTA process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states.

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

Further, the containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. For example, the HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Such increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing.

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

We completed the acquisition of ACELYRIN on May 21, 2025. Risks, contingencies and other uncertainties that could adversely affect our business, financial condition and results of operations following the acquisition, and any anticipated benefits of the acquisition, include:

●	the effect of the ACELYRIN Merger on our ability to attract, motivate, retain and hire key personnel and maintain our relationships with suppliers, collaboration partners and others with whom we do business, or on our respective operating results and business generally;
●	the diversion of our management’s attention from our ongoing business operations;
●	the risk that the anticipated benefits of the ACELYRIN Merger may otherwise not be fully realized; and
●	risks that costs and charges and other liabilities may be greater than anticipated or incurred in different periods than anticipated.

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

We have not previously submitted an NDA or similar marketing application to the FDA or comparable foreign regulatory authorities for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Although we plan to submit an NDA for envu for PsO in the second half of 2026, we will need to meet with the FDA and they may raise concerns or requirements that delay submission beyond our anticipated timeline. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of any NDA we may submit, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of any such NDA submission. Similar risks may exist in foreign jurisdictions.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval of an NDA or BLA from the FDA. Similar approvals are required in order to market product candidates in foreign countries. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate based on adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that our product candidates will receive regulatory approval. Even though our topline data readout of our Phase 3 pivotal trials of envu in PsO were positive, they may not be sufficient for approval of envu in that disease, and our Phase 3 LTE trial in PsO remains ongoing. Although we have discussed and intend to further discuss our Phase 3 clinical trial design and overall development plan with the FDA to align on its sufficiency to support an NDA submission, the feedback is typically non-binding and dependent on the strength of the ultimate clinical data and the FDA’s perspective on the benefit-risk profile of the treatment in the intended population. For example, the Committee for Medicinal Products for Human Use in the EU provided comments on the length of our two pivotal 24-week Phase 3 trials, and we plan to address their feedback with our comparator trials. These modifications could delay our development timelines for EU regulatory approval and require substantially more resources. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In addition, we have initiated a Phase 2b trial of envu in SLE. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our development timelines or permit competitors to obtain approvals that may alter our strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful.

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

In addition, if the FDA or comparable foreign regulatory authorities grant approval for our product candidates, then, as a condition for approval, the FDA or comparable foreign regulatory authorities may require us to perform costly post-

marketing testing, including Phase 4 clinical trials or surveillance to monitor the effects of the marketed product.

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

In addition, FDA and foreign regulatory authorities may change their policies and new regulations may be enacted. For instance, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package—comprised of a new directive and regulation to replace existing legislation—aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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

As of December 31, 2025, we employed 221 full-time and 3 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the U.S. government imposed higher “reciprocal” tariffs on numerous other territories, including EU member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, most of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in India and in Taiwan. We also rely on precursor compounds, other materials, and manufacturing services sourced from multiple countries, including the European Union and South Korea, to advance our research and development and manufacturing efforts.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and growth prospects. In addition, tariff and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $281.2 million and U.S. states net operating loss carryforwards of $5.9 million. Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our U.S. federal net operating losses arising in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses in a taxable year is limited to 80% of taxable income in such year.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As of December 31, 2025, we completed a Section 382 analysis which indicated that we have experienced an ownership change and resulted in the expiration of U.S. federal net credits before utilization and, as such, we recognized a reduction of deferred tax assets. There may be additional ownership changes in the future, some of which may be outside of our control. If we undergo an ownership change, and our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes (if any) is limited, such limitation could harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. The OBBBA enacted in July 2025, the Inflation Reduction Act (“IRA”) enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental (“R&E”) expenditures over five and fifteen years, respectively. The OBBBA restores the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retains the capitalization and amortization requirement for foreign R&E expenditures. In addition, the IRA includes provisions that impact the U.S. federal income taxation of certain corporations, including a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation, possibly with retroactive effect. Additionally, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

Our information technology systems and those of our CROs, CMOs, clinical sites and other third parties with whom we work are vulnerable to attack, damage and interruption from a variety of evolving threats, including but not limited to computer viruses, misconfigurations, software bugs, worms, or other vulnerabilities and malicious codes, malware (including ransomware and as a result of advanced persistent threat intrusions), application security attacks, social engineering (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), supply chain attacks and vulnerabilities through our third-party service providers, denial or degradation-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, fraud, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, adware, telecommunications and electrical failures, terrorism, war, earthquakes, fires, floods, and other similar threats. Such threats are prevalent, are occurring more often, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive information), loss of income, significant extra expenses to restore data or systems, reputational loss, the diversion of funds and other consequences. To alleviate the negative impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Some actors also now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems, operations and supply chain. In addition to experiencing a security incident, third parties may gather, collect or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We have in the past and may in the future expend significant resources and modify our business activities to try to protect against security incidents. While we take steps designed to anticipate, detect and remediate threats and vulnerabilities, because the threats and techniques used to exploit such vulnerabilities and gain unauthorized access to, to sabotage or otherwise compromise systems change frequently, are often sophisticated in nature, and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement and maintain adequate preventative measures. Therefore, such vulnerabilities have and could be exploited but may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities and we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our information security policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and sensitive information.

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

The costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses. If the information technology systems of our CROs, CMOs, clinical sites and other third parties become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Our contracts may not contain liability limitations and, even where they do, there can be no assurance that such limitations are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. Further, our cyber liability insurance coverage may not be sufficient to cover the financial, legal, business reputational or other losses that may result from an interruption or breach.

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

The future impairment of acquired in-process research and development (“IPR&D”) intangible assets related to the ACELYRIN Merger may negatively affect our results of operations and financial position.

As of December 31, 2025, we had $51.0 million of acquired IPR&D intangible assets related to the ACELYRIN Merger. In-process research and development assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of acquired IPR&D intangible assets occur.

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

We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors and licensees pending patent applications will issue or that patents based on our or any current or future licensors and licensees patent applications will not be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our current or future licensors, licensees or collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have several pending United States and foreign patent applications in our portfolio. We cannot predict:

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

We have and may continue to form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.

The current, and any future, collaborations that we enter into may not be successful and we may not enter into such collaborations at all. The success of our collaboration arrangements will depend heavily on the efforts and activities of any future collaborators. Collaborations are subject to numerous risks, which may include that:

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

In spite of our efforts, licensors such as Pierre Fabre might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-

licenses could prevent us from developing or commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses and compete with our existing product candidates. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.

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

We have entered into, and may in the future enter into, license agreements that subject us to certain rights retained by third parties.

We have entered into a regional collaboration and license agreement (the “Kaken Collaboration Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”) pursuant to which we have granted Kaken an exclusive license to develop, manufacture and commercialize envu for dermatology indications in Japan. Under the Kaken Collaboration Agreement, Kaken has options to expand the license into rheumatological and gastrointestinal indications in Japan, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. We retain global rights to envu outside of those granted to Kaken. In addition, any future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (the “Bayh-Dole Act”). The federal government retains a

“nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We may at times choose to collaborate with academic institutions to accelerate our preclinical research or development. While we do not currently engage, and it is our policy to avoid engaging, university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of patent applications filed after March 2013 and the enforcement or defense of our future issued patents or claiming priority to patent applications filed after March 2013. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings.

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

In 2012, the European Union Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure by us, our contract manufacturers or service providers, or collaborators to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
●	operating restrictions;
●	holds on clinical trials;
●	warning or untitled letters;
●	refusal by the FDA or comparable foreign regulatory authorities to approve, or delays in the approval of, pending applications or supplements to approved applications;
●	suspension, variation or revocation of product approvals;
●	product seizure or detention or refusal to permit the import or export of products; and
●	injunctions, or the imposition of civil or criminal penalties.

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

For example, in March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse, referred to as TrumpRx, for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among other things, impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

We expect that these and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This assessment of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the original country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. On January 12, 2025, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, entered into force through a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The Regulation establishes the framework for EU level joint clinical assessments, joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas and requires them to rely on EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU member states for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Our arrangements with healthcare providers, healthcare organizations and third-party payors will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates, if approved. Restrictions under applicable federal, state and foreign anti-bribery and healthcare laws and regulations, include the following:

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
●	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to clinicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by the clinicians described above and their immediate family members;
●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
●	certain state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

In the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national transparency and reporting rules may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Additionally, the CCPA applies to personal information of California consumers, business representatives, and employees, and among other things requires regulated businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, although the CCPA includes limited exceptions, including for certain information collected as part of clinical trials, the CCPA may impact our processing of personal data and our compliance costs depending on how it is interpreted. Similar laws are being considered or have been enacted in several other states, as well as at the federal and local levels. While certain U.S. state privacy laws, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.

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

Certain of our employees, other personnel and/or vendors use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Any errors, flaws or other unintended issues in or associated with AI inputs, outputs or technologies could result in adverse impacts on our business. Governments have passed and are likely to pass additional laws regulating generative AI. Our, or our vendors’, use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we, or our vendors, are unable to use generative AI, it could make our business less efficient in some cases, and result in increased costs or competitive disadvantages.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (the “EEA”) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, the EU-US Data Privacy Framework, and the UK extension thereto (“Data Privacy Framework”) (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Data Privacy Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.

Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal information transfers and have enacted certain restrictions on cross-border date transfers. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that process key-coded clinical trial data and biospecimens.

In addition to data privacy and security laws, we are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Each of these laws, rules, regulations and contractual obligations relating to data privacy and security, and any other such changes or new laws, rules, regulations or contractual obligations could impose significant limitations, require changes to our business, or restrict our collection, use, storage or processing of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain products in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation, which, in turn, could adversely affect our business, financial condition, results of operations and prospects. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy or security obligations, whether by us, one of our CROs, CMOs or another third party with whom we work, could adversely affect our business, financial condition, results of operations and prospects, including but not limited to: regulatory investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation (including class claims); consent orders regarding our data privacy and security practices; requirements that we provide notices, bans on processing personal information (including clinical trial data), orders to destroy or not use personal information, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals in the event of an information security incident impacting personal information; adverse actions against our licenses to do business; reputational damage; and injunctive relief. The implementation of the GDPR has increased our responsibility and liability in relation to sensitive information that we process, including in clinical trials, that is subject to the GDPR, and we may be required to put in place additional mechanisms to comply with the GDPR and other applicable laws and regulations, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. For instance, in Europe, the second Network and Information Security Directive (“NIS2”) aims to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2, as applicable to us, may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide turnover of the preceding financial year. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection and security in the United States, the EEA, the UK and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to Our Reliance on Third Parties

We may have conflicts with any current or future licensors, licensees, collaborators or strategic partners that could delay or prevent the development or commercialization of our product candidates.

We are currently party to the Kaken Collaboration Agreement and the license and collaboration agreement with Pierre Fabre, and we may enter into strategic transactions in the future, and we may have conflicts with our current or future licensors, licensees, collaborators or strategic partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into future additional collaborations; unwillingness by such collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third parties for the manufacture of API, bulk drug substances, raw materials, samples, components and other materials for our product candidates for clinical testing, as well as for the manufacture of any products candidates that we commercialize, if approved. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or will be of satisfactory quality or be available at acceptable prices. In addition, if any biotechnology companies or CMOs become subject to trade restrictions, sanctions, or other regulatory requirements by the U.S. government, such actions could restrict or even prohibit our ability to work with such entities. Such disruption could have adverse effects on the development of our product candidates and our business operations. Also, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

The market price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	announcements regarding our ability and anticipated timelines to submit applications for regulatory approvals of envu in PsO;
●	regulatory approval or non-approval of envu in PsO, specific label indications for or restrictions, warnings or limitations in its use or delays in the regulatory review process;
●	volatility and instability in the financial and capital markets;
●	announcements relating to our product candidates, including the results of clinical trials by us or any future collaborators;
●	announcements by competitors that impact our competitive outlook;
●	negative developments with respect to our product candidates, or similar products or product candidates with which we compete;
●	developments with respect to patents or intellectual property rights;
●	announcements of technological innovations, new product candidates, new products or new contracts by us or our competitors;
●	announcements relating to any future strategic transactions, including acquisitions, collaborations, licenses or similar arrangements;
●	our ability to achieve the perceived benefits of our strategic transactions, including the ACELYRIN Merger, as rapidly or to the extent anticipated by financial analysts or investors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings (or losses) meet or exceed such estimates;
●	announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;
●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;
●	litigation or arbitration;
●	COVID-19 or other pandemics, natural disasters, or major catastrophic events;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this section titled “Risk Factors.”

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our capital stock as of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

ACELYRIN has been named a defendant in a purported securities class action lawsuit, and we may be the target of other securities litigation in the future. This could result in substantial damages or other expenses and could divert management’s time and attention from our business.

In connection with the ACELYRIN Merger, we assumed the liabilities of ACELYRIN, which include a purported federal securities class action lawsuit which was commenced against ACELYRIN in the United States District Court for the

Central District of California (the “Court”) on November 15, 2023. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024, naming ACELYRIN and current and former officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act in disclosures regarding the primary endpoint of HiSCR75 at week 16 not meeting statistical significance in ACELYRIN’s Phase 2b trial of izokibep in hidradenitis suppurativa. The amended complaint seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending. This lawsuit is subject to inherent uncertainties, including its outcome. We could be forced to expend significant resources and incur substantial legal fees and costs in the defense of this suit, and we may not prevail. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. In addition, we may be the target of other securities litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive and time-consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We use service providers to assist us from time to time in our efforts to identify, assess, and manage material risks from cybersecurity threats, including for example, outside security consultants and vendors, third party penetration testing providers, and forensic providers.

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, data hosting companies, and CROs. We maintain a vendor risk management process designed to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Company systems and data at issue, and the identity of the provider, our vendor risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, security questionnaires and the imposition of contractual obligations related to cybersecurity on the provider.

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

Our incident response processes are designed to escalate certain incidents to members of management (including the Chief Financial Officer) depending on the circumstances. Our Executive Director of Information Technology works with the Company’s cybersecurity incident responders to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The Company’s incident response processes also include reporting to the Disclosure Committee and the Audit Committee for certain cybersecurity incidents. In addition, the Audit Committee receives periodic updates on cybersecurity risks and information technology matters, including related risk exposures and the processes the Company has implemented which are designed to address them, from management.

Item 2. Properties

Our principal executive offices are located in South San Francisco, California. We entered into the lease for our principal executive offices in August 2022, for approximately 55,000 square feet of combined office and laboratory space in South San Franscisco, which will expire in August 2033. In December 2024, we entered into a lease for approximately 22,000 square feet of additional office space in South San Francisco, California which will end in December 2026.

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease agreements that included approximately 10,012 square feet of office space in Southern California, which expires in August 2028, and approximately 22,365 square feet of office space in South San Francisco, California, which expires in October 2029. Both facilities have been subleased through the end of their lease terms.

We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the court, with leave to amend, in January 2026. On February 5 2026, the plaintiffs filed a second amended complaint, which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and or our officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense against this and any other related lawsuits and we may not prevail.

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

Holders of Common Stock

As of March 12, 2026, there were 47 stockholders of record of our voting common stock and 2 stockholders of our non-voting common stock. Because many of our voting common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

Since January 1, 2025, we have not issued any unregistered securities.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

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

We are a clinical stage biopharmaceutical company with an initial focus on developing our two TYK2 inhibitors: envu, formerly known as ESK-001, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a CNS penetrant molecule. Envu is currently being evaluated in an ongoing Phase 2 OLE trial, as well as a Phase 3 LTE trial in patients with PsO and we plan to submit an NDA for envu in PsO to the FDA in the second half of 2026. Envu completed enrollment in the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, and we reported positive topline results in the first quarter of 2026. In addition, envu is currently being evaluated in a Phase 2 clinical trial in patients with SLE, for which we expect to report topline results in the third quarter of 2026. We are currently evaluating additional immune-mediated disease indications for envu, beyond PsO and SLE, and for A-005 in CNS and peripheral diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024. In addition, in connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of TED. We are continuing to evaluate the development program for lonigutamab and its potential differentiation in a capital efficient manner.

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

To date, we have primarily funded our operations primarily through issuance of common stock, including in connection with the ACELYRIN Merger, our IPO and private placement transaction, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements, payments received under the Kaken Collaboration Agreement and, most recently, the public offering of common stock which closed on January 9, 2026. In addition, on March 18, 2026, we entered into a Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million.

As of December 31, 2025, we had $308.5 million in cash, cash equivalents and marketable securities.

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the years ended December 31, 2025 and 2024 was $243.3 million and $294.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $901.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development efforts, including acquisitions of in-process research and development assets, and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. We have incurred and will continue to incur costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	prepare to submit an NDA for envu in PsO in the second half of 2026, including as we conduct activities, including CMC activities, that are required to complete our planned NDA submission;
●	explore additional indications for our existing product candidates;
●	hire additional clinical and scientific personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under our stock purchase agreement of FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC, in March 2021 (the “FronThera Acquisition”), the March 25, 2021 license and commercialization agreement with Pierre Fabre, as amended (the “Pierre Fabre Agreement”), the Kaken Collaboration Agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operating as a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

Given our stage of development, we do not yet have a fully established marketing or sales organization or commercial infrastructure; however, we have begun building foundational capabilities and intend to continue expanding the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development and regulatory approval. We expect to spend a significant amount in commercial development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.

IPO and Concurrent Private Placement

On July 1, 2024, we completed our IPO, pursuant to which we issued and sold 13,125,000 shares of our common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. In connection with the IPO, on July 17, 2024, an existing investor and a holder of more than 5% of our capital stock, purchased an additional 2,500,000 shares of our common stock at the IPO price per share for total gross and net proceeds of $40.0 million in a private placement transaction (the “Concurrent Private Placement”).

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

ACELYRIN Merger

On February 6, 2025, we entered into a Merger Agreement with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary. The Merger Agreement was approved by the disinterested directors on our board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, we completed the ACELYRIN Merger for a purchase consideration of approximately $238.1 million that included the issuance of 48,653,549 shares of our common stock and the fair value of replacement awards attributable to pre-combination services, to acquire net assets with a fair value of approximately $426.0 million. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Our results of operations include the accounts of our wholly owned subsidiaries ACELYRIN and WH2, LLC after the closing of the ACELYRIN Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. Accordingly, the results discussed below were impacted by the timing of the ACELYRIN Merger. WH2, LLC has not had any operations or any balances since the closing of the ACELYRIN Merger.

Public Offering of Common Stock

On January 7, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Leerink Partners LLC and Cantor, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 17,650,000 shares of our common stock at a price of $17.00 per share. In addition, we granted the Underwriters an option, exercisable for 30 days, to purchase up to 2,647,500 additional shares of common stock at the public offering price, less the underwriting discounts and commissions, which was exercised in full on January 8, 2026. On January 9, 2026, the offering closed and we received net proceeds of $324.4 million, after deducting underwriting discounts and commissions.

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the United States imposed higher “reciprocal” tariffs on numerous other territories, including EU member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Components of Results of Operations

Revenue

On March 25, 2025, we entered into the Kaken Collaboration Agreement. Under the terms of the Kaken Collaboration Agreement, we granted to Kaken an exclusive right to develop, manufacture and commercialize envu for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Kaken Collaboration Agreement, we are responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities. The Kaken Collaboration Agreement further provides that we will retain rights to envu in all other indications and geographies.

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

We have acquired and may continue to acquire the rights to develop and commercialize new product candidates. Upfront payments related to acquired IPR&D assets are recognized as expenses when we determine that the assets acquired do not have alternative future uses. Milestone payments are accrued and expensed when the achievement of the milestone is probable up to the point of regulatory approval and, absent obtaining such approval, have no alternative future use. Milestone payments made after a product’s regulatory approval will be capitalized and amortized over the remaining useful life of the related product.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through December 31, 2025, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

Our future research and development costs may vary significantly based on factors such as:

●	the timing and progress of our preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	the costs and timing of manufacturing of our product candidates;
●	the amount and timing of any milestone payment due under our FronThera Acquisition, Pierre Fabre Agreement, the Kaken Collaboration Agreement and any future license or collaboration agreements;
●	the number of patients that participate in our clinical trials, and per participant clinical trial costs;
●	the number and duration of clinical trials required for approval of our product candidates;
●	the number of sites included in our clinical trials, and the locations of those sites;
●	delays or difficulties in adding trial sites and enrolling participants;
●	patient drop-out or discontinuation rates;
●	additional safety monitoring if requested by regulatory authorities;
●	the phase of development of our product candidates;
●	the timing, receipt and terms of any approvals from applicable regulatory authorities including the FDA and comparable foreign regulatory authorities;
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;

●	changes in the competitive outlook;
●	the extent to which we establish additional strategic collaborations or other arrangements; and
●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates and facility occupancy costs. We also expect to continue incurring costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income, including amortization of premiums and accretion of discounts on marketable securities, gain on bargain purchase and change in fair value of derivative liability.

At the closing of the ACELYRIN Merger in May 2025, we recognized a gain on bargain purchase which represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date. The gain on bargain purchase was recognized as other income in the consolidated statements of operations and comprehensive loss as of the Closing Date of the ACELYRIN Merger. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

In March 2024, in connection with our redeemable convertible preferred stock financings, we issued options to purchase additional shares of redeemable convertible preferred stock at a specified price, which were accounted for as derivative liabilities. Changes in fair value of these derivative liabilities were included in the other income (loss) in the consolidated statement of operations and comprehensive loss for each reporting period until the derivatives were settled in May 2024.

Results of Operations and Comprehensive Loss

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue:
License revenue	$17,389	$—	$17,389	*
Collaboration revenue	6,661	—	6,661	*
Total revenue	24,050	—	24,050	*
Operating expenses:
Research and development expenses	385,998	265,554	120,444	45%
General and administrative expenses	91,856	35,200	56,656	161%
Total operating expenses	477,854	300,754	177,100	59%
Loss from operations	(453,804)	(300,754)	(153,050)	51%
Other income (expense):
Gain on bargain purchase	187,907	—	187,907	*
Interest income	14,180	12,020	2,160	18%
Change in fair value of derivative liability	—	(5,406)	5,406	(100)%
Other income (expense), net	(169)	(93)	(76)	82%
Total other income (expense), net	201,918	6,521	195,397	*
Net loss before income taxes	(251,886)	(294,233)	42,347	(14)%
Income tax benefit	8,561	—	8,561	*
Net loss	$(243,325)	$(294,233)	$50,908	(17)%
*	not meaningful

Revenue

For the year ended December 31, 2025, we recognized license revenue of $17.4 million and collaboration revenue of $6.7 million, related to the Kaken Collaboration Agreement. At inception of the contract, we allocated the transaction price to the License Obligation and Development Services Obligation by allocating the transaction price based on the relative standalone selling price of each obligation. The license revenue was recognized upon the transfer of the license to Kaken in March 2025. We expect to recognize revenue under the Development Services Obligation and Manufacturing Services Obligation through the term of the Kaken Collaboration Agreement as the services are performed. See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Research and Development Expenses

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
External costs:
Milestones related to previously acquired IPR&D assets	$—	$23,000	$(23,000)	(100)%
CROs, CMOs and clinical trials	231,118	151,422	79,696	53%
Professional consulting services	30,157	19,154	11,003	57%
Other research and development costs	9,096	10,258	(1,162)	(11)%
Internal costs:
Personnel-related costs	92,702	46,774	45,928	98%
Facilities and overhead costs	22,925	14,946	7,979	53%
Total research and development expense	$385,998	$265,554	$120,444	45%

*       not meaningful

Research and development expenses increased by $120.4 million, to $386.0 million for the year ended December 31, 2025, from $265.6 million for year ended December 31, 2024.

Milestones related to previously acquired IPR&D assets for the year ended December 31, 2024, included a $23.0 million clinical milestone payment made in connection with the FronThera Acquisition.

CRO, CMO and clinical trials expenses increased by $79.7 million, to $231.1 million for the year ended December 31, 2025, from $151.4 million for the year ended December 31, 2024, primarily due to an increase in clinical trial and CRO expenses related to the progression of our clinical trials for envu and other programs, including costs to support acceleration of clinical trial activities for our Phase 3 ONWARD clinical program, partially offset by a decrease in CMO expenses associated with manufacturing of clinical supplies to support our trials.

Professional consulting services expenses increased by $11.0 million, to $30.2 million for the year ended December 31, 2025, from $19.2 million for the year ended December 31, 2024, primarily due to services to support our clinical trial for envu and other programs.

Other research and development costs decreased by $1.2 million, to $9.1 million for the year ended December 31, 2025, from $10.3 million for the year ended December 31, 2024, primarily due to the timing of preclinical studies.

Personnel-related costs increased by $45.9 million, to $92.7 million for the year ended December 31, 2025, from $46.8 million for the year ended December 31, 2024, primarily due to an increase in research and development headcount and severance costs related to the ACELYRIN Merger, and included an increase in stock-based compensation expense of $11.2 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Facilities and overhead costs increased by $8.0 million, to $22.9 million for the year ended December 31, 2025, from $14.9 million for the year ended December 31, 2024, primarily due to an increase in facility expenses allocated to research and development activities and an increase in information technology costs.

External Costs by Program

The following table summarizes our external costs by program for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Envu	$224,006	$149,941
Lonigutamab	11,905	—
A-005	10,293	19,035
Other programs and research and development activities	24,167	34,858
Total external research and development expense	$270,371	$203,834

During the years ended December 31, 2025 and 2024, our external research and development expenses were primarily related to the clinical development of our envu program and, to a lesser extent, the lonigutamab and A-005 development programs and our research pipeline.

General and Administrative Expenses

General and administrative expenses increased by $56.7 million, to $91.9 million for the year ended December 31, 2025, from $35.2 million for the year ended December 31, 2024.

Personnel-related expenses increased by $28.8 million, to $48.9 million for the year ended December 31, 2025, from $20.0 million for the year ended December 31, 2024, primarily due an increase in general and administrative headcount and severance costs related to the ACELYRIN Merger, and included an increase in stock-based compensation expense of $12.9 million resulting from equity awards assumed in the ACELYRIN Merger and additional stock options granted.

Professional consulting services expenses increased by $28.1 million, to $41.4 million for the year ended December 31, 2025, from $13.3 million for the year ended December 31, 2024, primarily due to the ACELYRIN Merger transaction costs, a loss reserve and an increase in consulting, audit and tax, legal and accounting services to support our growth, public company requirements and business development.

Other Income (Expense), Net

Other income (expense), net increased by $195.4 million, to $201.9 million for the year ended December 31, 2025, from $6.5 million for the year ended December 31, 2024.

A gain on bargain purchase of $187.9 million was recognized at the Closing Date of the ACELYRIN Merger. No such gain was recognized in any other reporting period.

Interest income increased by $2.2 million, to $14.2 million for the year ended December 31, 2025, from $12.0 million for the year ended December 31, 2024, primarily as a result of higher balances of cash equivalents and marketable securities.

We recognized a change in fair value of a derivative liability loss of $5.4 million for the year ended December 31, 2024 related to the derivative liability recognized in connection with our Series C redeemable convertible preferred stock financing entered into in March 2024. The derivative liability was re-measured at fair value and settled in May 2024, when we closed the second tranche of the Series C financing.

Income Tax Benefit

Income tax benefit was $8.6 million for the year ended December 31, 2025, as compared to zero for the year ended December 31, 2024. The income tax benefit was related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations through the issuance of common stock, including in connection with the ACELYRIN Merger, our IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements and, most recently, our public offering of common stock which closed on January 9, 2026.

On March 18, 2026, we entered into the Sales Agreement with Cantor as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $308.5 million as of December 31, 2025, as well as net proceeds of $324.4 million, after deducting underwriting discounts and commissions, from our public offering of common stock, which closed on January 9, 2026, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of our consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. We continuously monitor and, where necessary, may reduce our operating expenses in response to our clinical development progress and our ability and need to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. For example, should any of our ongoing trials not meet our clinical development objectives, we may scale back or discontinue related activities and reallocate our working capital to extend our ability to meet our operating and capital requirements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on the terms which are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;

●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(369,523)	$(255,078)
Net cash provided by (used in) investing activities	287,877	(113,790)
Net cash provided by financing activities	2,067	492,367
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,579)	$123,499

Operating Activities

Net cash used in operating activities was $369.5 million and $255.1 million for the years ended December 31, 2025 and 2024, respectively.

Net cash used in operating activities for the year ended December 31, 2025 was due to our net loss for the period of $243.3 million and changes in non-cash items totaling $144.0 million, partially offset by changes in operating assets and liabilities of $17.8 million. Non-cash items included $187.9 million related to gain on bargain purchase in connection with the ACELYRIN Merger and net accretion of discounts on marketable securities of $5.3 million, partially offset by $43.5 million related to stock-based compensation expense, $3.5 million related to depreciation and amortization, $1.7 million related to non-cash lease expense and $0.5 million related to impairment of long-lived assets. The changes in operating assets and liabilities primarily included a decrease of $17.2 million in other prepaid expenses and other assets, a decrease of $11.5 million in research and development prepaid expenses, an increase of $6.0 million in other accrued expenses and current liabilities, an increase of $4.1 million in deferred revenue, and an increase of $2.1 million in research and development accrued expenses, partially offset by an $8.6 million decrease in deferred tax liability, a decrease of $6.0 million in accounts payable, an increase of $5.5 million in other assets, non-current and a decrease of $3.2 million in operating lease liabilities.

Net cash used in operating activities for the year ended December 31, 2024 was due to our net loss for the period of $294.2 million, partially offset by changes in non-cash items totaling $24.4 million and changes in operating assets and liabilities of $14.8 million. Non-cash items included $19.5 million related to stock-based compensation expense, $5.4 million related to the change in fair value of the derivative liability and $3.2 million related to depreciation and amortization, partially offset by net accretion of discounts on marketable securities of $3.7 million. The changes in operating assets and liabilities primarily included an increase of $18.2 million in research and development accrued expenses, an increase of $8.5 million in accounts payable and a $3.5 million increase in other accrued expenses and current liabilities, partially offset by an increase of $10.8 million in research and development prepaid expenses, an increase of $2.9 million in other prepaid expenses and other assets and a decrease of $1.9 million in operating lease liabilities.

Investing Activities

Net cash provided by investing activities of $287.9 million for the year ended December 31, 2025, was related to maturities of marketable securities of $448.0 million and cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger of $49.7 million, partially offset by purchases of marketable securities of $209.2 million and by purchases of property and equipment of $0.7 million.

Net cash used in investing activities of $113.8 million for the year ended December 31, 2024, was related to purchases of marketable securities of $240.1 million and purchases of property and equipment of $1.7 million, partially offset by maturities of marketable securities of $128.0 million.

Financing Activities

Net cash provided by financing activities of $2.1 million for the year ended December 31, 2025 was primarily related to proceeds from the issuance of common stock under the 2024 ESPP (defined below) of $1.6 million and proceeds from issuance of common stock upon exercise of stock options of $0.5 million.

Net cash provided by financing activities of $492.4 million for the year ended December 31, 2024, included $258.5 million proceeds from the issuance of redeemable convertible preferred stock and derivative liability, net of offering costs, $193.3 million proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs, $40.0 million proceeds from a private placement transaction and $0.6 million proceeds from issuance of common stock upon exercise of stock options.

Contractual Obligations and Commitments

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of December 31, 2025, we had total undiscounted lease payment obligations under non-cancelable leases of $8.5 million payable in the 12 months following December 31, 2025, and $44.5 million payable thereafter.

FronThera Contingent Consideration

On March 5, 2021, we entered into the FronThera Acquisition, and the transaction was accounted for as an asset acquisition. Under the agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, for up to an aggregate of $70.0 million payable for clinical milestones, and for up to an aggregate of $50.0 million payable for approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, we met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as of December 31, 2025.

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

As of December 31, 2025, no milestones were achieved or probable of being achieved.

Purchase Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. The total value of non-cancellable obligations under contracts was $1.6 million as of December 31, 2025. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including but not limited to those related to research and development expenses and accruals, valuation of acquired IPR&D intangible assets, revenue recognition and stock-based compensation expense. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Business Acquisitions, Including Intangible Assets, Goodwill and Contingent Consideration

We account for business combinations, as defined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D intangible assets, and liabilities assumed, be recorded at fair value on the consolidated balance sheets as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of net assets acquired, if any, is recorded as goodwill on the consolidated balance sheet. The excess of the fair value of net assets acquired over the fair value of the purchase consideration, if any, represents negative goodwill, or a gain on bargain purchase, which is recognized in the consolidated statement of operations as of the date of the acquisition.

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

Intangible assets related to IPR&D projects acquired are considered to be indefinite-lived until abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired as required by ASC 350 Intangibles – Goodwill and Other. Such events and circumstances may include a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. We perform testing of indefinite-lived intangible assets, other than goodwill, at the asset group level using a discounted cash flow model. If the carrying value exceeds the fair value, an impairment loss is recorded for that excess. We would also be required to reduce the carrying amounts of the related assets on our consolidated balance sheet. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include estimated revenues, costs and probabilities of achieving technical and regulatory milestones, and discount rates, among other factors. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Development costs incurred after an acquisition are expensed as they are incurred.

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

Revenue Recognition

We earn revenue from collaboration agreements that allow collaborators to develop, manufacture and commercialize product candidates. Collaboration revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Arrangements with collaborators may include intellectual property licenses, research and development services, manufacturing services for clinical and commercial supply and participation in joint steering committees.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We grant stock-based awards to employees, directors and non-employee consultants in the form of stock options and restricted stock units (“RSUs”) to purchase shares of our common stock. Compensation expense for stock options with service-based vesting conditions is measured at the fair value of the award on the grant date and is recognized over the requisite service period, which is generally the vesting period, using the straight-line method. We estimate the fair value of each stock option with service-based vesting on the date of grant using the Black-Scholes option pricing model. This model requires the use of subjective assumptions to determine the fair value of each stock-based award, including:

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

Stock-based compensation expense related to stock purchase rights under our 2024 Employee Stock Purchase Plan (the “2024 ESPP”) is measured based on grant date at fair value using the Black-Scholes option-pricing model. The model requires us to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. Stock-based compensation expense is recognized on a straight-line basis over the offering period.

We account for award forfeitures as they occur and classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary or services costs are classified.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock and non-voting common stock held by non-affiliates was less than $250.0 million as of June 30, 2025. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 8. Financial Statements and Supplementary Data

ALUMIS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alumis Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alumis Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 19, 2026

We have served as the Company’s auditor since 2022.

ALUMIS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$89,670	$169,526
Restricted cash	82	—
Marketable securities	218,831	118,737
Research and development prepaid expenses	2,909	13,424
Other prepaid expenses and current assets	6,740	4,501
Total current assets	318,232	306,188
Restricted cash, non-current	1,301	1,106
Property and equipment, net	18,190	20,968
Intangible assets	50,959	—
Operating lease right-of-use assets, net	16,971	12,723
Other assets, non-current	6,287	7
Total assets	$411,940	$340,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,106	$9,624
Research and development accrued expenses	34,781	29,149
Deferred revenue, current	1,458	—
Other accrued expenses and current liabilities	22,303	10,580
Operating lease liabilities, current	4,670	1,557
Total current liabilities	73,318	50,910
Operating lease liabilities, non-current	32,244	29,165
Deferred revenue, non-current	2,611	—
Deferred tax liability	2,140	—
Share repurchase liability	123	813
Other liabilities, non-current	207	—
Total liabilities	110,643	80,888
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of December 31, 2025 and December 31, 2024; 99,084,365 and 47,222,419 voting shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9	4
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of December 31, 2025 and December 31, 2024; 5,622,408 and 7,184,908 non-voting shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,202,975	918,610
Accumulated other comprehensive income (loss)	188	40
Accumulated deficit	(901,876)	(658,551)
Total stockholders’ equity	301,297	260,104
Total liabilities and stockholders’ equity	$411,940	$340,992

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
License revenue	$17,389	$—
Collaboration revenue	6,661	—
Total revenue	24,050	—
Operating expenses:
Research and development expenses, including related party expenses of $1,144 and $912 for the years ended December 31, 2025 and 2024, respectively	385,998	265,554
General and administrative expenses	91,856	35,200
Total operating expenses	477,854	300,754
Loss from operations	(453,804)	(300,754)
Other income (expense):
Gain on bargain purchase	187,907	—
Interest income	14,180	12,020
Change in fair value of derivative liability	—	(5,406)
Other income (expenses), net	(169)	(93)
Total other income (expense), net	201,918	6,521
Net loss before income taxes	(251,886)	(294,233)
Income tax benefit	8,561	—
Net loss	$(243,325)	$(294,233)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	148	38
Total comprehensive loss	$(243,177)	$(294,195)
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(10.38)
Weighted-average shares of common stock outstanding, basic and diluted	85,029,624	28,341,866

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2023	85,960,088	$375,370	2,675,979	$1	$25,055	$2	$(364,318)	$(339,260)
Issuance of Series C redeemable convertible preferred stock in March 2024 for cash, net of derivative liability of $8,913 and offering costs of $382	41,264,891	120,205	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock in May 2024 for cash and settlement of the derivative liability of $14,319, net of offering costs of $157	41,264,892	143,662	—	—	—	—	—	—
Issuance of voting common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs of $16,684	—	—	13,125,000	1	193,315	—	—	193,316
Issuance of voting common stock in private placement transaction	—	—	2,500,000	—	40,000	—	—	40,000
Conversion and redesignation of redeemable convertible preferred stock into 28,855,656 shares of voting common stock and 7,184,908 shares of non-voting common stock in connection with initial public offering	(168,489,871)	(639,237)	36,040,564	3	639,234	—	—	639,237
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	72,201	—	375	—	—	375
Vesting of early exercised stock options	—	—	—	—	1,154	—	—	1,154
Vesting of restricted shares of common stock	—	—	—	—	20	—	—	20
Repurchase of unvested early exercised restricted common stock	—	—	(6,417)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,457	—	—	19,457
Other comprehensive income (loss), net	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(294,233)	(294,233)
Balance as of December 31, 2024	—	—	54,407,327	5	918,610	40	(658,551)	260,104
Issuance of common stock and equity awards in connection with the ACELYRIN merger	—	—	48,653,549	5	238,072	—	—	238,077
Issuance of common stock upon vesting of RSUs	—	—	1,201,282	—	—	—	—	—
Issuance of common stock under the 2024 ESPP	—	—	388,739	—	1,595	—	—	1,595
Issuance of common stock upon exercise of stock options and early exercise of stock options	—	—	57,659	—	501	—	—	501
Vesting of early exercised stock options	—	—	—	—	671	—	—	671
Vesting of restricted shares of common stock	—	—	—	—	2	—	—	2
Repurchase of unvested early exercised stock options	—	—	(1,783)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	43,524	—	—	43,524
Other comprehensive income (loss), net	—	—	—	—	—	148	—	148
Net loss	—	—	—	—	—	—	(243,325)	(243,325)
Balance as of December 31, 2025	—	$—	104,706,773	$10	$1,202,975	$188	$(901,876)	$301,297

The accompanying notes are an integral part of these consolidated financial statements.

ALUMIS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(243,325)	$(294,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,524	19,457
Net accretion of discounts on marketable securities	(5,298)	(3,685)
Depreciation and amortization	3,496	3,152
Non-cash lease expense	1,701	60
Loss on disposal of fixed assets	—	5
Change in fair value of derivative liability	—	5,406
Gain on bargain purchase in connection with the ACELYRIN Merger	(187,907)	—
Impairment of long-lived assets	529	—
Changes in operating assets and liabilities:
Research and development prepaid expenses	11,473	(10,763)
Other prepaid expenses and other assets	17,229	(2,870)
Other assets, non-current	(5,535)	—
Accounts payable	(6,036)	8,506
Deferred revenue	4,069	—
Research and development accrued expenses	2,087	18,203
Other accrued expenses and current liabilities	6,036	3,542
Operating lease liabilities	(3,212)	(1,858)
Other liabilities, non-current	207	—
Deferred tax liability	(8,561)	—
Net cash used in operating activities	(369,523)	(255,078)
Cash flows from investing activities
Maturities of marketable securities	447,955	128,000
Purchases of marketable securities	(209,167)	(240,058)
Purchases of property and equipment	(653)	(1,732)
Cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger	49,742	—
Net cash provided by (used in) investing activities	287,877	(113,790)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and derivative liability, net of issuance costs	—	258,461
Proceeds from initial public offering, net of underwriter discounts and commissions and other offering costs	—	193,316
Proceeds from a private placement transaction	—	40,000
Proceeds from issuance of common stock upon exercise of stock options	489	596
Repurchase of common stock shares issued upon early exercised restricted common stock	(17)	(6)
Proceeds from issuance of common stock under the 2024 ESPP	1,595	—
Net cash provided by financing activities	2,067	492,367
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,579)	123,499
Cash, cash equivalents and restricted cash at beginning of period	170,632	47,133
Cash, cash equivalents and restricted cash at end of period	$91,053	$170,632
Supplemental disclosures:
Conversion of 168,489,871 shares of redeemable convertible preferred stock upon the closing of initial public offering	$—	$639,237
Equity consideration transferred in connection with the ACELYRIN Merger	$238,077	$—
Vesting of early exercised stock options and unvested restricted shares of common stock	$673	$1,174
Right-of-use assets obtained in exchange for operating lease liabilities	$1,776	$—
Recognition of derivative liability upon issuance of redeemable convertible preferred stock	$—	$8,913
Settlement of derivative liability upon issuance of redeemable convertible preferred stock	$—	$(14,319)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$89,670	$169,526
Restricted cash	82	—
Restricted cash, non-current	1,301	1,106
Total cash, cash equivalents and restricted cash	$91,053	$170,632

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

As of December 31, 2023, the Company had two wholly owned subsidiaries, FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC. FronThera U.S. Holdings, Inc. was dissolved on April 8, 2024 and FronThera U.S. Pharmaceuticals LLC was dissolved on March 14, 2024. These subsidiaries did not have operations during the year ended December 31, 2024.

As of December 31, 2025, the Company had two wholly owned subsidiaries, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020 and its wholly owned subsidiary, WH2, LLC. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025.

Reverse Stock Split

On June 19, 2024, the board of directors approved, and on June 20, 2024, the Company effected, a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1-for-4.675 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which were automatically convertible into shares of common stock upon the closing of the Company’s IPO of common stock, were proportionally adjusted.

IPO and Concurrent Private Placement

On July 1, 2024, the Company completed its IPO, pursuant to which it issued and sold 13,125,000 shares of its common stock at $16.00 price per share to the public. Net proceeds from the IPO were $193.3 million, after deducting underwriting discounts and commissions and other offering costs totaling $16.7 million. On July 17, 2024, in connection with the IPO, an existing investor and a holder of more than 5% of the Company’s capital stock, purchased an additional 2,500,000 shares of the Company’s common stock at the IPO price per share for total gross and net proceeds of $40.0 million in the Concurrent Private Placement.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock and non-voting common stock combined.

ACELYRIN Merger

On February 6, 2025, the Company entered into an Agreement and Plan of Merger, and, on April 20, 2025, the Company entered into an Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub merged with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of the Company (the “ACELYRIN Merger”). The Merger Agreement was approved by the disinterested directors on the Company’s board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, the Company completed the ACELYRIN Merger with ACELYRIN for a purchase consideration of approximately $238.1 million that included the issuance of 48,653,549 shares of the Company’s common stock and the fair value of replacement awards attributable to pre-combination services, to acquire net assets with a fair value of approximately $426.0 million. See Note 3 for additional information.

Public Offering of Common Stock

On January 7, 2026, the Company entered into the Underwriting Agreement with the Underwriters, relating to the issuance and sale in a public offering of 17,650,000 shares of the Company’s common stock at a price of $17.00 per share. In addition, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to 2,647,500 additional shares of common stock at the public offering price, less the underwriting discounts and commissions, which was exercised in full on January 8, 2026. On January 9, 2026, the offering closed and the Company received net proceeds of $324.4 million, after deducting underwriting discounts and commissions.

The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-288510) that was filed with the SEC on July 3, 2025 and declared effective by the SEC on August 19, 2025, and related prospectus and prospectus supplement thereunder.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the years ended December 31, 2025 and 2024, the Company incurred net losses of $243.3 million and $294.2 million, respectively. Cash used in operating activities was $369.5 million and $255.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $901.9 million.

The Company has historically funded its operations primarily through the issuance of common stock, including in connection with the ACELYRIN Merger, its IPO and Concurrent Private Placement, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements, payments received under the Kaken Collaboration Agreement and, most recently, the public offering of common stock which closed on January 9, 2026. The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $308.5 million as of December 31, 2025, as well as net proceeds of $324.4 million, after deducting underwriting discounts and commissions from the public offering of common stock, which closed on January 9, 2026, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these consolidated financial statements.

The Company will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations. The Company’s management continuously monitors and, where necessary, may reduce its operating expenses in response to its clinical development progress and its ability and need to raise additional capital

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The Company’s consolidated financial statements include the accounts of its subsidiaries, and all intercompany transactions were eliminated. The Company’s consolidated financial statements as of and for the year ended December 31, 2025, include the accounts of its subsidiaries ACELYRIN and WH2, LLC after the closing of the ACELYRIN Merger, and the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. WH2, LLC has not had any operations or any balances since the closing of the ACELYRIN Merger. The Company’s consolidated financial statements as of and for the year ended December 31, 2024, included the accounts of FronThera U.S. Holdings, Inc. and FronThera U.S. Pharmaceuticals LLC, two wholly owned subsidiaries, prior to their dissolution.

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

On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to research and development expenses, valuation of acquired IPR&D intangible assets, revenue recognition, and stock-based compensation expense. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment, which is the business of researching and developing medicines for autoimmune disorders. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance (see Note 16 for additional information). All of the Company’s long-lived assets are located in the United States.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable and restricted cash. The Company maintains bank deposits in federally insured financial institutions and certain of these deposits exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and periodically evaluates the creditworthiness of the financial institutions at which its bank deposits are maintained.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also invests in money market funds, U.S. Treasury obligations, commercial paper, corporate debt obligations, supranational debt obligations, government development bank obligations and Federal agency obligations, which can be subject to certain credit risks. The Company mitigates the risks by limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any loss of principal on its financial instruments.

The Company considers a customer to be significant when revenues from that customer represent 10% or more of total revenues. All of the Company’s revenues are currently earned under its license and collaboration agreement with Kaken. As a result, the Company is subject to customer concentration risk. To date, the Company has not incurred any credit losses in connection with the Kaken Collaboration Agreement.

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

The Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). These worldwide economic conditions have continued throughout 2025 and may negatively impact the Company’s business, financial position and results of operations.

Business Acquisitions, Including Intangible Assets, Goodwill and Contingent Consideration

The Company accounts for business combinations, as defined in ASC Topic 805, Business Combinations, using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D intangible assets, and liabilities assumed, be recorded at fair value on the consolidated balance sheet as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of net assets acquired, if any, is recorded as goodwill on the consolidated balance sheet. The excess of the fair value of net assets acquired over the fair value of the purchase consideration, if any, represents negative goodwill, or a gain on bargain purchase, which is recognized in the consolidated statement of operations as of the date of the acquisition.

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

Intangible assets related to IPR&D projects acquired are considered to be indefinite-lived until abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired as

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required by ASC 350 Intangibles - Goodwill and Other. Such events and circumstances may include a significant change in the Company’s business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. The Company performs testing of indefinite-lived intangible assets, other than goodwill, at the asset group level using a discounted cash flow model. If the carrying value exceeds the fair value, an impairment loss is recorded for that excess. The Company would also be required to reduce the carrying amounts of the related assets on its consolidated balance sheet. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include estimated revenues, costs and probabilities of achieving technical and regulatory milestones, and discount rates, among other factors. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Development costs incurred after an acquisition are expensed as they are incurred.

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

If the Company is required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events, then the estimated fair value of contingent consideration liabilities is recognized in the consolidated balance sheet as of the date of the acquisition. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value on the consolidated statements of operations until such time that the payment is made or obligations expire. See Note 3 for additional information.

Collaboration Arrangements and Revenue Recognition

The Company earns revenue from collaboration agreements that allow collaborators to develop, manufacture and commercialize product candidates. Arrangements with collaborators may include intellectual property licenses, research and development services, manufacturing services for clinical and commercial supply and participation in joint steering committees. At the inception of an agreement, the Company evaluates if an agreement is a collaborative arrangement within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). For collaborative arrangements that fall within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

Restricted cash represents security deposits in the form of letters of credit issued in connection with the Company’s leases (see Note 6 for additional information).

Marketable Securities

Marketable securities may consist of money market funds, U.S. Treasury obligations, commercial paper, corporate debt obligations, supranational debt obligations, government development bank obligations and Federal agency obligations with original maturities of more than three months at the time of purchase. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all marketable securities as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. Marketable securities are carried at fair value, with the change in fair value reported as unrealized gains or losses in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit) in the consolidated balance sheets.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Financial instruments, such as money market funds, marketable securities and derivative liabilities are measured at fair value at each reporting date (see Note 4 for additional information).

Recoverable Value-Added Tax

The Company conducts clinical trials in several European and Asian countries that can result in value-added tax (“VAT”) assessments based on the transfer of products across borders including production, packaging and distribution of clinical materials. VAT is a national tax that is levied at each stage of production and can vary by jurisdiction. When a company is not VAT-registered in a country, VAT is due when goods enter a country and is not considered reclaimable. When the Company becomes VAT-registered and establishes a pattern of VAT recoverability from taxing authorities in a certain country, the Company will record aggregate balances recoverable in other prepaid expenses and current assets in the consolidated balance sheets. The Company reviews these balances on a regular basis and records valuation allowances on the amounts that are not expected to be recovered.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings are capitalized. Deferred offering costs are offset against offering proceeds upon the completion of the financing or the offering. In the event the financing or the offering is terminated or delayed, deferred offering costs are expensed immediately as a charge to general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had $0.4 million and zero deferred offering costs, respectively, in other assets, non-current in its consolidated balance sheets.

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

Asset Acquisitions and Acquired IPR&D Assets

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025 and 2024, the Company had no finance leases.

Impairment of Definite-Lived Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its definite-lived long-lived assets, including property and equipment, and right-of-use assets to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. Should impairment exist, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the projected discounted future net cash flows arising from the asset.

Derivative Liability

The Company may issue financial instruments, such as promissory notes, that include embedded derivatives, such as call options. Derivatives are accounted for under ASC 815, Derivatives and Hedging. The Company performs analysis of derivatives embedded in the financial instruments, and if any require bifurcation, accounts for these at fair value at the issuance date. A derivative liability is accounted for separately from the financial instrument at fair value on the issuance date and is remeasured each reporting period. The changes in the fair value of the derivative liability are included in change in fair value of derivative liability in the consolidated statements of operations and comprehensive loss.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2024, in connection with the Company’s redeemable convertible preferred stock financings, the Company issued options to purchase additional shares of redeemable convertible preferred stock at a specified price, which were accounted for as derivative liabilities. Changes in fair value of these derivative liabilities were included in the other income (loss) in the consolidated statement of operations and comprehensive loss for each reporting period until the derivatives were settled in May 2024 (see Note 4).

Redeemable Convertible Preferred Stock

The Company recorded redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of offering costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatory, redemption was contingent upon the occurrence of certain events considered not solely within the Company’s control. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such stock, because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of redeemable convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences would be made only when it became probable that such a deemed liquidation event would occur. All redeemable convertible preferred stock outstanding was converted into common stock immediately prior to the closing of the IPO on July 1, 2024, and the Company had no outstanding redeemable convertible preferred stock outstanding as of December 31, 2025 and 2024.

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

The Company records accrued liabilities for estimated costs of its research and development activities conducted by third-party service providers. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with the third-party service agreements. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ deficit except those resulting from distributions to stockholders. The Company’s other comprehensive income (loss) for the years ended December 31, 2025 and 2024 consisted of unrealized gain (loss) on marketable securities, net of taxes.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718. The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options and RSUs to purchase shares of its common stock. The Company measures stock options granted with service-based vesting based on the fair value of the award on the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

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

Stock-based compensation expense related to stock purchase rights under the Company’s 2024 ESPP is measured based on grant date at fair value using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. Stock-based compensation expense is recognized on a straight-line basis over the offering period

The Company accounts for award forfeitures as they occur and classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary or services costs are classified.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. As such, net income is attributed to common stockholders and participating securities based on their participation rights. Prior to the IPO, under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. Upon the IPO, the Company’s redeemable convertible preferred stock converted into either Class A or Class B common stock, and were immediately thereafter redesignated into voting and non-voting common stock, respectively, and therefore are included in the allocation of net loss attributable to common stockholders as they share in the Company’s losses. Voting and non-voting common stock participate in the Company’s losses equally. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Potentially dilutive securities include stock options and RSUs issued and outstanding, early exercised stock options, and unvested restricted common stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. ASU 2023-09 should be adopted prospectively with the option to be adopted retrospectively. The Company adopted this standard prospectively effective for the year ended December 31, 2025 and reflected the required annual income tax disclosures in the notes to its consolidated financial statements (see Note 15).

Recently Issued and Not Yet Adopted Accounting Pronouncements

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

3.Acquisition

ACELYRIN Merger

The Company completed its acquisition of ACELYRIN on the Closing Date of May 21, 2025 and accounted for the transaction as an acquisition under ASC Topic 805, Business Combinations. ACELYRIN was a late-stage biopharma company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines. ACELYRIN’s portfolio consisted of lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of Thyroid Eye Disease (“TED”). The ACELYRIN Merger strengthened the Company’s balance sheet and its cash position and added the lonigutamab product candidate to the Company’s development portfolio as of the Closing Date.

As of the Closing Date, the Company (i) issued 48,653,549 shares of its common stock in exchange for ACELYRIN’s issued and outstanding common stock shares and paid cash for fractional shares, (ii) assumed ACELYRIN’s stock options with an exercise price of $18.00 or less outstanding and unexercised immediately prior to the Closing Date, which are exercisable into 4,712,186 shares of the Company’s common stock, (iii) assumed ACELYRIN’s RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 1,323,905 of the Company’s RSUs, and (iv) assumed ACELYRIN’s performance RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 146,963 of the Company’s RSUs subject only to a service vesting condition.

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

The purchase price consideration consists of the Company’s shares of common stock issued as of the Closing Date and the additional stock-based compensation related to the fair value of replacement awards attributable to pre-combination services, and is calculated as follows (in thousands, except share and per share amounts):

Implied shares of common stock issued to holders of ACELYRIN common stock	48,653,549
Closing price per share of common stock as of Closing Date	$4.78
Consideration transferred for share exchange	$232,564
Fair value of replacement awards attributable to pre-combination services	$5,513
Total purchase price consideration	$238,077

The ACELYRIN Merger was accounted for as a business combination with the Company being treated as the accounting

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquirer. Net assets acquired were recognized at their fair value as of the Closing Date of the ACELYRIN Merger. The Company recognized ACELYRIN Merger transaction costs of $14.7 million in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The following table presents the final purchase price allocation of the fair value of the net assets acquired and liabilities assumed as of the Closing Date (in thousands):

Assets Acquired
Cash and cash equivalents	$49,155
Restricted cash	367
Marketable securities	333,436
Research and development prepaid expenses	958
Prepaid credit voucher for clinical manufacturing	11,376
Other prepaid expenses and current assets	8,081
Restricted cash, non-current	220
Property and equipment	420
Intangible assets	50,959
Operating lease right-of-use assets	4,349
Other assets, non-current	744
Total assets	$460,065
Liabilities Assumed
Accounts payable	$(6,518)
Research and development accrued expenses	(3,546)
Other accrued expenses and current liabilities	(5,688)
Operating lease liabilities, current	(1,390)
Operating lease liabilities, non-current	(6,238)
Deferred tax liability	(10,701)
Total liabilities	(34,081)
Fair value of net assets	$425,984
Purchase consideration	238,077
Gain on bargain purchase	$187,907

The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the Closing Date. Valuing certain components of the ACELYRIN Merger, primarily the acquired IPR&D intangible asset and a deferred tax liability required the Company to make significant estimates and assumptions. The valuation of assets acquired and liabilities assumed was finalized during the three months ended December 31, 2025, which did not result in any measurement period adjustments.

Intangible assets represent the acquired IPR&D intangible asset related to the acquired lonigutamab product candidate in development as of the Closing Date. The fair value of the acquired IPR&D intangible asset was calculated as $51.0 million using the multi-period excess earnings method, which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate of 24.0% based on the best estimate of a market participant's after-tax weighted average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. The acquired IPR&D intangible asset is an indefinite-lived intangible asset and is subject to an annual impairment test. The Company performed a quantitative analysis for its annual impairment assessment of the acquired IPR&D intangible asset as of December 31, 2025. The quantitative analysis utilized a discounted cash flow model with assumptions that are considered level 3 inputs and concluded that the acquired IPR&D intangible asset had a fair value in excess of its carrying value as of December 31, 2025, and therefore no impairment was identified.

The Company acquired a prepaid credit voucher for clinical manufacturing issued by one of ACELYRIN’s contract

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase consideration transferred, the Company recorded a gain on bargain purchase of $187.9 million as of the Closing Date. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. Gain on bargain purchase primarily relates to the market value of ACELYRIN’s common stock trading below the carrying value of net assets and the Exchange Ratio being fixed at the time the Merger Agreement was signed and not adjusted for subsequent changes in the market price of the Company’s common stock. Gain on bargain purchase is recognized as other income in the consolidated statements of operations and comprehensive loss. The Company recognized a deferred tax liability of $10.7 million related to the acquired IPR&D intangible asset as of the Closing Date.

The Company also has additional severance related obligations under the Merger Agreement that are separate from the assets and liabilities acquired. In accordance with the ACELYRIN severance plan, ACELYRIN employees terminated without cause within 12 months of the Closing Date are entitled to receive severance benefits, including acceleration of their outstanding equity awards and extension of their outstanding options exercise periods of up to 12 months post-termination. The Company estimated total cash severance obligation, including related taxes, of $11.9 million, which it expects to pay within 12 months from the Closing Date based on agreed termination dates with employees. Severance obligation is recorded to expense over the remaining employment period for notified employees. The Company recognized $6.5 million as general and administrative expenses and $5.4 million as research and development expenses related to severance expenses for the year ended December 31, 2025. As of December 31, 2025, the severance liability of $0.2 million is classified as other accrued expenses and current liabilities in the consolidated balance sheet. The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting and exercise term modification for severed employees, which was recognized in the year ended December 31, 2025. The Company recognized stock-based compensation expense of $9.0 million as general and administrative expenses and $4.1 million as research and development expenses for the year ended December 31, 2025.

Following the Closing Date, the operating results of ACELYRIN have been included in the Company’s consolidated financial statements. For the period from May 22, 2025 through December 31, 2025, there was no revenue attributable to ACELYRIN, and operating losses attributable to ACELYRIN for such period were $9.3 million.

The ACELYRIN Merger is intended to be a reorganization under Internal Revenue Code Section 368(a). The Merger Agreement outlines the “plan of reorganization” within the meaning of the regulations issued under Internal Revenue Code Section 368(a) and the ACELYRIN Merger is intended to qualify as a tax-free reorganization for U.S. federal and state income tax purposes.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the years ended December 31, 2025 and 2024, as if the ACELYRIN Merger had closed on January 1, 2024. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of January 1, 2024, nor does it give effect to synergies or any cost savings, and it is not indicative of what such results would be for any future period:

	Year Ended December 31,
	2025	2024
Total revenue	$24,050	$—
Net loss	(475,071)	(394,155)

The summary pro forma financial information includes the following adjustments:

●	actual ACELYRIN Merger transaction costs of $14.7 million were excluded from the year ended December 31, 2025 pro forma results, and included in the year ended December 31, 2024 pro forma results, as if these costs were incurred during the 2024 period;
●	incremental stock-based compensation expense related to the accelerated vesting and exercise term modification of $13.1 million was excluded from the years ended December 31, 2025 pro forma results, and included in the year ended December 31, 2024 pro forma results, as if this expense was incurred during the 2024 period;
●	severance cash obligation expense for terminated ACELYRIN employees of $11.9 million was excluded from the year ended December 31, 2025 pro forma results, and included in the year ended December 31, 2024 pro forma results, as if this expense was incurred during the 2024 period; and
●	Gain on bargain purchase of $187.9 million was excluded from the year ended December 31, 2025 pro forma results, and included in the year ended December 31, 2024 pro forma results, as if such gain was recognized during the 2024 period.

4.Fair Value Measurements

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$81,729	$—	$—	$81,729
U.S. treasuries	3,971	—	—	3,971
Marketable securities
U.S. Treasury obligations	110,809	37,673	—	148,482
Corporate debt obligations	—	30,743	—	30,743
Commercial paper	—	27,672	—	27,672
Supranational debt obligations	—	7,922	—	7,922
Government development bank obligations	—	4,012	—	4,012
Total assets	$196,509	$108,022	$—	$304,531

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$168,847	$—	$—	$168,847
Marketable securities
U.S. Treasury obligations	47,137	71,600	—	118,737
Total assets	$215,984	$71,600	$—	$287,584

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a range of assumptions used in the valuation of the derivative liability for the year ended December 31, 2024:

Year Ended December 31,
2024
Expected term (in years)	0.2 – 0.4
Volatility	55.1% – 59.9%
Risk-free interest rate	5.4% – 5.5%
Dividend yield	0.00%
Probability of option exercise	0.0% – 100.0%

The following table provides a roll-forward of the fair value of the Company’s Level 3 financial instruments, the derivative liability, for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Fair value at beginning of period	$—
Fair value upon issuance	8,913
Changes in fair value	5,406
Fair value upon settlement	(14,319)
Fair value at end of period	$—

The Company did not hold Level 3 financial instruments for the year ended December 31, 2025. There were no transfers between Level 1, Level 2 or Level 3 categories for the years ended December 31, 2025 and 2024.

5.Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. Treasury obligations	$148,352	$129	$—	$148,481
Corporate debt obligations	30,720	24	—	30,744
Commercial paper	27,652	20	—	27,672
Supranational debt obligations	7,913	9	—	7,922
Government development bank obligations	4,006	6	—	4,012
Total short-term marketable securities	$218,643	$188	$—	$218,831

	December 31, 2024
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Short-term marketable securities:
U.S. Treasury obligations	$118,697	$45	$(5)	$118,737
Total short-term marketable securities	$118,697	$45	$(5)	$118,737

All marketable securities held as of December 31, 2025 and 2024 had contractual maturities of less than one year.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the years ended December 31, 2025 and 2024.

6.Balance Sheet Components

Restricted cash

Restricted cash includes cash held at financial institutions that is pledged as collateral for stand-by letters of credit of $1.3 million and $1.1 million related to lease commitments as of December 31, 2025 and 2024, respectively. The cash will be restricted until the termination or modification of the related lease agreements. Restricted cash is classified as restricted cash, non-current in the consolidated balance sheets as of December 31, 2025 and 2024.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid subscriptions	$2,088	$1,232
Interest receivable	1,343	698
Prepaid insurance	744	695
Tax receivable	740	1,114
Prepaid credit voucher for clinical manufacturing	683	—
Other	1,142	762
Total other prepaid expenses and current assets	$6,740	$4,501

The prepaid credit voucher for clinical manufacturing was received by ACELYRIN in the third quarter of 2024 as part of an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of development of certain ACELYRIN programs. The prepaid credit voucher for clinical manufacturing may be used to settle invoices for services and raw materials from this vendor related to the lonigutamab product candidate. As of December 31, 2025, the prepaid credit voucher for clinical manufacturing included $0.7 million classified in other prepaid expenses and current assets and $5.5 million included in other assets, non-current.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Estimated Useful Life	December 31,	December 31,
	(in years)	2025	2024
Leasehold improvements	Shorter of useful life or lease term	$17,655	$17,618
Laboratory equipment	5	5,843	5,227
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		26,178	25,525
Less: Accumulated depreciation and amortization		(7,988)	(4,557)
Total property and equipment, net		$18,190	$20,968

Depreciation and amortization expense was $3.5 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued personnel and related expenses	$17,581	$7,765
Accrued professional services and other	4,397	2,657
Severance liability	244	—
Accrued other expenses	81	158
Total other accrued expenses and current liabilities	$22,303	$10,580

7.Revenue

Kaken Collaboration Agreement

On March 25, 2025, (the “Effective Date”) the Company entered into the Kaken Collaboration Agreement. Under the terms of the Collaboration Agreement, the Company granted to Kaken an exclusive right to develop, manufacture and commercialize envu, formerly known as ESK-001, for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized revenue of $17.4 million for the year ended December 31, 2025 related to the License Obligation and $6.7 million for the year ended December 31, 2025 related to the Development Services Obligation and Manufacturing Services Obligation. As of December 31, 2025, collaboration revenue receivable was less than $0.1 million, deferred revenue, current was $1.5 million and deferred revenue, non-current was $2.6 million. The aggregate estimated amount of transaction price that was unsatisfied as of December 31, 2025 was $17.6 million, of which, $14.3 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of December 31, 2025 related to the Material Right Obligation and is deferred until the option is exercised or expires.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tenet Medicines Purchase Agreement

In January 2024, ACELYRIN entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). In consideration for the assets and other rights Tenet received under the Purchase Agreement, ACELYRIN is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million in the aggregate based on the achievement of specified milestones, royalties on worldwide net sales, and payments on sublicense income. On December 31, 2025, Climb Bio, Inc. (“Climb Bio”), the parent company of Tenet, filed a complaint in Delaware Superior Court seeking a declaratory judgment that budoprutug is not a “Product” under the Purchase Agreement, and therefore Climb Bio does not owe milestone or royalty payments to the Company under the Purchase Agreement. In January 2026, the Company issued a notice of material breach to Climb Bio for failing to timely pay a $3.0 million development milestone. The Company disputes Climb Bio’s interpretation and intends to seek recovery of the $3.0 million development milestone, as well as any other future milestone or royalty payments, through litigation. The matter remains pending.

8.Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. For the years ended December 31, 2025 and 2024, the Company recognized $1.1 million and $0.9 million as research and development expenses under the service agreement, respectively. Accrued expenses under the service agreement were zero as of December 31, 2025 and 2024.

9.Commitments and Contingent Liabilities

Operating Leases

In August 2022, the Company entered into a lease agreement for 55,000 square feet of office and laboratory space in South San Francisco, California, which commenced in January 2023 and has a contractual termination date in August 2033. The lease agreement includes a renewal option allowing the Company to extend this lease for an additional three years at the prevailing rental rate, which the Company was not reasonably certain to exercise.

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

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease and sublease agreements. In January 2023, ACELYRIN entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In December 2025, the Company entered into an agreement to sublease the entirety of its Southern California leased space through August 24, 2028, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the year ended

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025.

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase. In February 2025, ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the year ended December 31, 2025.

The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$4,995	$3,469
Variable lease costs	1,312	1,202
Total lease costs	$6,307	$4,671

Supplemental cash flow information related to the operating leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$7,079	$5,299

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	6.8	8.7
Weighted-average incremental borrowing rate	11.6%	11.4%

Future minimum lease payments under non-cancelable leases as of December 31, 2025 were as detailed below (in thousands):

2026	$8,486
2027	7,648
2028	7,765
2029	7,205
2030	5,848
Thereafter	16,009
Total undiscounted lease payments	52,961
Less: Imputed interest	(16,047)
Total operating lease liabilities	$36,914

FronThera Contingent Consideration

In March 2021, the Company entered into the FronThera Acquisition, and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. In July 2024, the Company met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. No other milestones were achieved or were probable of being achieved as December 31, 2025.

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

As of December 31, 2025, no milestones were probable and accrued in the consolidated balance sheets.

Purchase Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable commitments under ACELYRIN contracts. The total value of non-cancellable purchase commitments under contracts was $1.6 million as of December 31, 2025. This presentation of non-cancellable purchase commitments does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

Legal Contingencies

From time to time, the Company has and may become involved in legal proceedings arising in the ordinary course of business, any or all of which could have a material adverse impact on the Company, including its financial position. The

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcomes of legal proceedings are not within the Company’s complete control and may not be known for prolonged periods of time. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Legal costs related to these matters, including attorney fees, are expensed as incurred and are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint, which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. As of December 31, 2025, the Company did not consider any payment to be probable or reasonably estimable and had not accrued for any potential liability relating to this lawsuit.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at a request in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

10.Redeemable Convertible Preferred Stock

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.Stockholders’ Equity (Deficit)

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

Immediately prior to the closing of the IPO on July 1, 2024, all of the shares of the Company’s redeemable convertible preferred stock then outstanding converted to 28,855,656 shares of Class A common stock and 7,184,908 shares of Class B common stock at a 1-for-4.675 conversion ratio. All outstanding Class A common stock shares and all outstanding Class B common stock shares were redesignated immediately thereafter into the same number of shares of voting common stock and non-voting common stock, respectively.

As of December 31, 2025, there were no shares of preferred stock issued or outstanding, and 99,084,365 and 5,622,408 shares of voting common stock and non-voting common stock, respectively, outstanding.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock reserved for issuance, on an as-converted basis, consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Stock options issued and outstanding	20,353,098	9,458,788
RSUs issued and outstanding	2,527,377	—
Shares available for grant under the 2024 Equity Incentive Plan	597,112	6,893,517
Shares available for grant under the 2024 Employee Stock Purchase Plan	805,334	650,000
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,585,521	—
Shares available for grant under the 2024 Performance Option Plan	200,208	92,800
Total	31,068,650	17,095,105

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff vesting. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The Company recognized less than $0.1 million of stock-based compensation expense related to restricted stock awards for each of the years ended December 31, 2025 and 2024.

The following table summarizes the activity for the Company’s restricted common stock for the years ended December 31, 2025 and 2024:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,583	$2.90
Vested	(2,583)	$2.90
Unvested as of December 31, 2025	—	$—

12.Stock-Based Compensation

2021 Stock Plan

In February 2021, the Company adopted the 2021 Stock Plan (the “2021 Plan”), which provided for stock awards to eligible employees, directors and consultants of the Company. Awards issuable under the 2021 Plan included incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), RSUs and stock grants. Subsequent to the adoption of the 2024 Equity Incentive Plan (the “2024 EIP”) in June 2024, described below, no additional shares were available for issuance under the 2021 Plan, and any stock options granted under the 2021 Plan that were subsequently forfeited would be made available for issuance under the 2024 EIP.

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the year ended December 31, 2025 and includes early exercised shares as part of stock options exercised:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,670,908	$9.59	8.2	$1,777
Stock options assumed in connection with the ACELYRIN Merger	4,712,186	$12.99
Granted	7,465,188	$4.77
Exercised	(57,659)	$8.71		$138
Forfeited or expired	(1,117,997)	$9.11
Outstanding, vested and expected to vest as of December 31, 2025	18,672,626	$8.56	6.7	$44,015
Exercisable as of December 31, 2025	10,844,789	$10.68	4.9	$9,020

Total exercisable shares of 10,844,789 as of December 31, 2025 included 1,975,031 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the years ended December 31, 2025 and 2024 was $27.0 million and $5.8 million, respectively.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity under the 2024 POP for the year ended December 31, 2025.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2024	1,787,880	$10.19	9.3	$—
Granted	—	$—
Forfeited or expired	(107,408)	$10.19
Outstanding, vested and expected to vest as of December 31, 2025	1,680,472	$10.19	8.3	$—
Exercisable as of December 31, 2025	—	$—	—	$—

Valuation of Stock Options Granted under Non-Performance Plans

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2025 and 2024 was  $3.86 and $9.92 per stock option, respectively.

The fair value of stock options granted for the years ended December 31, 2025 and 2024, was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	5.2 - 6.1	5.8 - 6.1
Volatility	98.84% - 104.32%	103.65% - 109.78%
Risk-free interest rate	3.69% - 4.65%	3.47% - 4.48%
Dividend yield	0.00%	0.00%

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

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the consolidated balance sheets. As of December 31, 2025 and 2024, there was $0.1 million and $0.8 million share repurchase liability related to unvested shares, respectively, classified as share repurchase liability in the consolidated balance sheets.

The following table summarizes the activity for the Company’s early exercised shares for the years ended December 31, 2025 and 2024:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2023	327,100	$5.33
Early exercised	25,034	$8.84
Vested	(205,451)	$5.62
Unvested as of December 31, 2024	146,683	$5.53
Early exercised	—	$—
Vested	(133,002)	$5.17
Unvested as of December 31, 2025	13,681	$9.01

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company initially reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 ESPP by 544,073 on January 1, 2025. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the year ended December 31, 2025, 388,739 shares of common stock were purchased under the 2024 ESPP.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2024 ESPP for the year ended December 31, 2025:

Year Ended
December 31, 2025
Expected term (in years)	0.3 - 0.5
Volatility	67.54% - 133.00%
Risk-free interest rate	3.75% - 4.33%
Dividend yield	0.00%

Restricted Stock Units

A summary of unvested RSU activity for the year ended December 31, 2025 is presented in the following table:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
RSUs assumed in connection with the ACELYRIN Merger	1,470,868	$4.78
RSUs granted	2,456,475	$3.95
RSUs released	(1,201,282)	$4.78
RSUs forfeited	(198,684)	$4.24
Unvested as of December 31, 2025	2,527,377	$4.01

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$21,305	$10,110
General and administrative	22,219	9,347
Total stock-based compensation expense	$43,524	$19,457

Stock-based compensation expense included $9.0 million as general and administrative expenses and $4.1 million as research and development expenses for the year ended December 31, 2025, related to accelerated vesting and exercise term modification for severed employees in connection with the ACELYRIN Merger.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss by award type for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	$35,861	$19,399
RSUs	6,678	—
ESPP	979	—
Restricted stock awards	6	58
Total stock-based compensation expense	$43,524	$19,457

Stock-based compensation expense related to non-employee awards was $0.8 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The Company recognized $7.4 million and $5.7 million in stock-based compensation expense related to the 2024 POP for the years ended December 31, 2025 and 2024.

As of December 31, 2025, there was unrecognized stock-based compensation expense of $60.0 million related to unvested stock options and RSUs which the Company expects to recognize over a remaining weighted-average period of 2.58 years.

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the years ended December 31, 2025 and 2024. In November 2025, the Company’s board of directors approved a Company match of 100% of participating employees’ deferral contribution up to 3% of eligible compensation and a 50% match of participating employees’ deferral contribution from 3% to 5% of eligible compensation, effective from January 1, 2026.

14.Net Loss Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(243,325)	$(294,233)
Denominator:
Weighted-average shares of common stock outstanding	85,096,243	28,579,979
Less: Weighted-average shares of common stock subject to repurchase	(66,619)	(238,113)
Weighted-average shares of common stock outstanding, basic and diluted	85,029,624	28,341,866
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(10.38)

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,	December 31,
	2025	2024
Stock options issued and outstanding	20,353,098	9,458,788
RSUs issued and outstanding	2,527,377	—
Common stock issuable under the 2024 ESPP	264,360	—
Early exercised stock options and unvested restricted common stock	13,681	149,266
Total	23,158,516	9,608,054

15.Income Taxes

Net loss before provision for income taxes distributed geographically was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(251,886)	$(294,233)
Foreign	—	—
Total	$(251,886)	$(294,233)

The provision for income taxes was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total Current	$—	$—

Deferred
Federal	$(8,561)	$—
State and local	—	—
Foreign	—	—
Total Deferred	$(8,561)	$—

Total income tax provision (benefit)	$(8,561)	$—

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to net loss before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31, 2025
	$	%
Net loss before income taxes	$(251,886)

U.S. federal statutory tax rate	(52,896)	21.0%
State and local income taxes, net of federal effect(1)	(3)	-%
Tax credits
Research and development credits	11,129	(4.4)%
Changes in valuation allowance	64,966	(25.8)%
Nontaxable or nondeductible items
Nondeductible officer's compensation	593	(0.2)%
Gain on bargain purchase	(39,461)	15.7%
Stock-based compensation	4,621	(1.9)%
Transaction costs	2,346	(0.9)%
Other	144	(0.1)%
Total	$(8,561)	3.4%
(1)	The state and local tax effect in this category is not material to the consolidated financial statements.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to net loss before income taxes for the year ended December 31 2024, prior to the adoption of ASU 2023-09, is as follows (in thousands):

Year Ended December 31,
2024
Amount at statutory tax rates	$(61,789)
Permanent differences	3,000
Valuation allowance	64,923
Stock-based compensation	3,356
Federal research and development credit	(9,520)
Other	30
Total	$—

The Company recognized a benefit from income taxes of $8.6 million for the year ended December 31, 2025. The income tax benefit is primarily related to the realization of deferred tax assets and valuation allowance release as a result of the ACELYRIN Merger. No provision for income taxes was recorded for the year ended December 31, 2024, as the Company operated with taxable losses. The Company has only incurred net operating losses in the United States since inception.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. The adoption of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the deferred tax assets (liabilities) balances as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$59,420	$21,573
Tax credits	8,025	17,407
Research and development capitalization	191,356	74,211
Fixed assets and intangibles	6,898	—
Accruals and reserves	2,002	115
Stock-based compensation	7,559	3,088
Operating lease liabilities	7,754	6,452
Other capitalized expenses	14,160	11,832
Gross deferred tax assets	297,174	134,678
Valuation allowance	(292,978)	(127,990)
Deferred tax assets, net of valuation allowance	$4,196	$6,688
Deferred tax liabilities:
Fixed assets and intangibles	$—	$(885)
Operating lease right-of-use assets	(6,336)	(5,803)
Deferred tax liabilities	(6,336)	(6,688)
Total net deferred tax assets	$(2,140)	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a valuation allowance has been recorded. The valuation allowance increased by $165.0 million and by $66.6 million for the years ended December 31, 2025 and 2024, respectively, primarily due to capitalized research and development expenditures and net operating losses carryforwards.

The following table presents the Company’s U.S. federal and state net operating loss carryforwards and tax credits as of December 31, 2025 (in thousands):

	Amount	Begin to Expire
Net operating losses, U.S. federal	$264,643	Do not expire
Net operating losses, U.S. federal	$16,520	2037
Net operating losses, U.S. states	$5,866	2041
Tax credits, U.S. federal	$3,493	2045
Tax credits, U.S. states	$8,238	2037

Utilization of some of the U.S. federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2025, the Company has completed an Internal Revenue Code Section 382 analysis which resulted in the expiration of U.S. federal net credits before utilization and, as such, has recognized a reduction of deferred tax assets. As the Company has recognized a valuation allowance, any potential limitation is not expected to have a material impact to the consolidated financial statements.

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$2,797	$4,116
Increases in tax positions in the current period	1,164	1,336
Decreases related to prior year’s tax position	(1,985)	(2,655)
Ending balance	$1,976	$2,797

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of other income (expense), net. For the years ended December 31, 2025 and 2024, the Company did not recognize any accrued interest and penalties related to unrecognized tax benefits.

As of December 31, 2025, the Company is not under audit by the Internal Revenue Service or any state authority for income taxes for any open years. Due to the Company’s net operating loss carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2017 and by state taxing authorities beginning with tax year 2021.

Income Taxes Paid Disclosure (under ASU 2023-09)

The amounts of cash income taxes paid by the Company for the years ended December 31, 2025 and 2024 were immaterial.

16.Segment Reporting

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

ALUMIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the significant expense categories included within consolidated net loss presented in the Company’s consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
License revenue	$17,389	$—
Collaboration revenue	6,661	—
Total revenue	24,050	—
Operating expenses:
Research and development expenses
External costs
Milestones related to previously acquired IPR&D assets	—	23,000
CROs, CMOs and clinical trials	231,118	151,422
Professional consulting services	30,157	19,154
Other research and development costs	9,096	10,258
Internal costs
Personnel-related costs	92,702	46,774
Facilities and overhead costs	22,925	14,946
Total research and development expense	385,998	265,554
General and administrative expenses	91,856	35,200
Total operating expenses	477,854	300,754
Loss from operations	(453,804)	(300,754)
Total other income (expense), net	201,918	6,521
Net loss before income taxes	(251,886)	(294,233)
Income tax benefit	8,561	—
Net loss	$(243,325)	$(294,233)

17.Subsequent Events

On March 18, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, at its option, shares of its common stock having an aggregate offering price of up to $300.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Management excluded certain elements of internal control over financial reporting of ACELYRIN from its assessment of the Company’s internal control over financial reporting as of December 31, 2025, because ACELYRIN was acquired by the Company in a purchase business combination during 2025. Subsequent to the acquisition, certain elements of ACELYRIN’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The excluded elements represent controls over approximately 5% of consolidated total assets, 10% of consolidated total liabilities, 0% of consolidated total revenue and 2% of consolidated total operating expenses.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the fourth quarter of 2025, neither the Company nor any of its director or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any other non-Rule 10b5-1 trading arrangement.

“At the Market” Equity Offering Program

On March 18, 2026, we entered into the Sales Agreement with Cantor as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million.

The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.24 to this Annual Report on Form 10-K.

The foregoing disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

The following is a brief biography of each member of the Board, including their respective ages as of March 19, 2026.

Class I Directors Continuing in Office Until the 2028 Annual Meeting of Stockholders

Srinivas Akkaraju, M.D., Ph.D., age 57, has served as a member of the Board since March 2024. Dr. Akkaraju is a founder and managing member of Samsara BioCapital, a venture capital firm, a position he has held since March 2017, and has been a co-founder and director of Kalaris Therapeutics since August 2025. From April 2013 to February 2016, Dr. Akkaraju served as a general partner of Sofinnova Ventures, a venture capital firm. From January 2009 to April 2013, Dr. Akkaraju served as managing director of New Leaf Venture Partners, a venture capital firm. Dr. Akkaraju presently serves on the board of directors of vTv Therapeutics Inc., Scholar Rock Holding Corporation, Mineralys Therapeutics, Inc., Inventiva S.A., and numerous private biopharmaceutical companies. During the past five years, he served as a director of Syros Pharmaceuticals, Inc., Chinook Therapeutics, Inc., Jiya Acquisition Corp., and Intercept Pharmaceuticals, Inc. Dr. Akkaraju received an M.D. and a Ph.D. in Immunology from Stanford University and undergraduate degrees in Biochemistry and Computer Science from Rice University. We believe that Dr. Akkaraju’s extensive investment experience in the biopharmaceutical industry, as well as his scientific background and experience on numerous public and private company boards of directors make him well qualified to serve as a member of the Board.

Sapna Srivastava, Ph.D., age 55, has served as a member of the Board since August 2022. From March 2021 to October 2021, Dr. Srivastava served as the interim Chief Financial Officer at eGenesis, Inc., a biopharmaceutical company. From September 2017 to January 2019, Dr. Srivastava served as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc., a biopharmaceutical company acquired by H. Lundbeck A/S in 2019. From April 2015 to December 2016, Dr. Srivastava served as the Chief Financial and Strategy Officer at Intellia Therapeutics, Inc., a gene editing company. Previously, for nearly 15 years, Dr. Srivastava was a senior biotechnology analyst at Goldman Sachs, Morgan Stanley, and ThinkEquity Partners, LLC. Dr. Srivastava began her career as a research associate at JP Morgan. Dr. Srivastava currently serves on the board of directors of the following public biopharmaceutical companies: Aura Biosciences, Inc. and Nuvalent, Inc. Dr. Srivastava holds a Ph.D. from New York University School of Medicine and a B.Sc. from St. Xavier’s College, University of Bombay. We believe that Dr. Srivastava’s experience in the pharmaceutical industry makes her well qualified to serve as a member of the Board.

Class II Directors Continuing in Office Until the 2026 Annual Meeting of Stockholders

James B. Tananbaum, M.D., age 62, has served as a member of the Board since May 2021. Dr. Tananbaum is currently the President, Chief Executive Officer and a director of Foresite Capital Management, a U.S.-focused healthcare investment firm, which he founded in 2010. From 2000 to 2010, Dr. Tananbaum served as Co-Founder and Managing Director of Prospect Venture Partners L.P. II and III, healthcare venture partnerships. Dr. Tananbaum was also the Founder of GelTex, Inc. in 1991, an intestinal medicine pharmaceutical company acquired by Sanofi-Genzyme, and Theravance, Inc. in 1997 (now Theravance Biopharma, Inc., a diversified biopharmaceutical company focused on organ-

selective medicines, and Innoviva, Inc., a respiratory-focused healthcare asset management company partnered with Glaxo Group Limited). Dr. Tananbaum presently serves on the board of directors of Eikon Therapeutics, Inc., among other companies. During the past five years, Dr. Tananbaum served on the boards of directors of Fabric Genomics, Inc., Quantum-SI Incorporate, Gemini Therapeutics, Inc., and Kinnate Biopharma Inc., among other companies. Dr. Tananbaum received an M.D. and an M.B.A. from Harvard University, and a B.S. and a B.S.E.E. from Yale University in Applied Math and Computer Science. We believe Dr. Tananbaum’s significant executive leadership experience and experience in the healthcare industry make him well qualified to serve as a member of the Board.

Lynn Tetrault, J.D., age 63, has served as a member of our Board since May 2025. Ms. Tetrault currently serves as the Chair of the board of directors of NeoGenomics, Inc., and has been a member of its board of directors since June 2015. Ms. Tetrault has also served as a member of the board of directors of Rhythm Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since December 2020, and previously served as a member of the board of directors of ACELYRIN, Inc. from December 2023 until May 2025. Previously, Ms. Tetrault served in a variety of executive roles at AstraZeneca PLC from 1993 to 2014 including most recently as Executive Vice President of Human Resources and Corporate Affairs from 2007 to 2014. Ms. Tetrault has a B.A. from Princeton University and a J.D. from the University of Virginia Law School. We believe Ms. Tetrault’s decades of experience in the pharmaceutical industry makes her well qualified to serve as a member of our Board.

Zhengbin (Bing) Yao, Ph.D., age 60, has served as a member of the Board since June 2021. From May 2021 to the present, Dr. Yao served as the Chief Executive Officer and chairman of the board of directors of ArriVent Biopharma, a biotechnology company. From March 2018 to March 2021, Dr. Yao served as the Chief Executive Officer, President, and from January 2019 to March 2021 also as chairman of the board of directors of Viela Bio, Inc., a biotechnology company, until it was acquired by Horizon Therapeutics in March 2021. From October 2010 to February 2018, Dr. Yao served as Senior Vice President, Head of Respiratory, Inflammation, Autoimmune iMED at MedImmune, the biologics division of AstraZeneca plc and from October 2015 to February 2018 also as Senior Vice President, Head of Immuno-Oncology Franchise. From March 2008 to September 2010, Dr. Yao served as Head of PTL for Immunology, Infectious Diseases, Neuroscience, and Metabolic Disease at Genentech, Inc., a biopharmaceutical company. From October 2000 to September 2007, Dr. Yao held various leadership roles at Tanox Inc., a biopharmaceutical company, and was Vice President and Head of Research before it was acquired by Genentech, Inc. in 2007. Dr. Yao currently serves on the board of directors of Visen Pharmaceuticals, a biopharmaceutical company, and Nikang Therapeutics, Inc., a biotechnology company. Dr. Yao received his Ph.D. in Microbiology and Immunology from the University of Iowa and M.S. in Immunology from Anhui Medical University in Anhui, China. We believe Dr. Yao’s significant experience in the biopharmaceutical industry, particularly in autoimmune disease, and his experience serving as a chief executive officer of a publicly traded biotechnology company make him well qualified to serve as a member of the Board.

Class III Directors Continuing in Office Until the 2027 Annual Meeting of Stockholders

Martin Babler, age 61, has served as our President, Chief Executive Officer, and Chairman of the Board since September 2021. From April 2011 until October 2020, he served as President and Chief Executive Officer at Principia Biopharma Inc., a biotechnology company acquired by Sanofi S.A. From December 2007 to April 2011, Mr. Babler served as President and Chief Executive Officer of Talima Therapeutics, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Babler held several positions at Genentech, Inc., a biopharmaceutical company, most notably as Vice President, Immunology Sales and Marketing. Mr. Babler presently serves on the board of directors of Prelude Therapeutics Inc. and the non-profit organization Biotechnology Innovation Organization, and previously served on the board of directors of 89bio Inc., Sardona Therapeutics, Inc., Neoleukin Therapeutics, Inc., and Omega Alpha SPAC. Mr. Babler received a Swiss Federal Diploma in pharmacy from the Federal Institute of Technology in Zurich and completed the Executive Development Program at the Kellogg Graduate School of Management at Northwestern University. We believe that Mr. Babler’s industry and leadership roles, and his knowledge of Alumis as Chief Executive Officer, makes him well qualified to serve on the Board.

Alan B. Colowick, M.D., M.P.H., age 63, has served as a member of the Board since January 2022. Since April 2021, Dr. Colowick has served as the Senior Managing Director of Matrix Capital Management Company. From May 2017 to January 2021, Dr. Colowick served as a private equity partner at Sofinnova Ventures. From 2010 to 2017, Dr. Colowick held various positions at Celgene Corporation, a pharmaceutical company, including Executive Vice President. From 2008 to 2010, Dr. Colowick was the Chief Executive Officer at Gloucester Pharmaceuticals, Inc., a pharmaceutical company, until its acquisition by Celgene in 2010. From 2006 to 2008, Dr. Colowick was President of Oncology for Geron Corporation, a biotechnology company, and from 2005 to 2006 was Chief Medical Officer of Threshold Pharmaceuticals, a pharmaceutical company. From 1999 to 2005, Dr. Colowick held various positions at Amgen Inc., a biopharmaceutical company. Dr. Colowick currently serves as a member on the board of directors of multiple private companies and previously served as a member on the board of directors of ACELYRIN, Inc. from November 2021 to May 2025. Dr. Colowick completed specialty training in Hematology-Oncology at the Dana Farber Cancer Institute/Brigham and Women’s Hospital. Dr. Colowick received a M.D. from Stanford University, a M.P.H from Harvard University, and a B.S. in Molecular Biology from the University of Colorado. We believe that Dr. Colowick’s extensive professional experience, as well as financial understanding of the biotechnology industry, provide him with the qualifications and skills to serve as a member of the Board.

Patrick Machado, J.D., age 62, has served as a member of the Board since June 2024. Mr. Machado was a co-founder of Medivation, Inc., a biopharmaceutical company, and served as its chief business officer from December 2009 to April 2014 and as its chief financial officer from December 2004 until his retirement in April 2014. From 1998 to 2001, Mr. Machado worked with ProDuct Health, Inc., a medical device company, as senior vice president, chief financial officer and earlier as general counsel. Upon ProDuct Health Inc.’s acquisition by Cytyc Corporation, a diagnostic and medical device company, he served as a consultant to Cytyc Corporation to assist with transitional matters from 2001 to 2002. Earlier in his career, Mr. Machado worked for Morrison & Foerster LLP, an international law firm, and for the Massachusetts Supreme Judicial Court. Mr. Machado serves as a member of the boards of directors of Arcus Biosciences, Inc. and Xenon Pharmaceuticals, Inc., both of which are publicly traded biopharmaceutical companies. Mr. Machado also chairs the board of directors of Prota Therapeutics, and is a member of the board of directors of Avenzo Therapeutics, both of which are privately held biopharmaceutical companies. Mr. Machado previously served on the board of directors of publicly traded companies, such as Adverum Biotechnologies from March 2017 to December 2025, ACELYRIN, Inc. from April 2021 to May 2025, Chimerix, Inc. from June 2014 to June 2024, Turnstone Biologics Inc. from August 2018 to April 2024, Turning Point Therapeutics, Inc. from May 2019 to September 2022, Endocyte, Inc. from February 2018 to December 2018, Axovant Sciences, Inc. from June 2017 to February 2018, SCYNEXIS, Inc. from September 2015 to June 2019, Medivation, Inc. from April 2014 to September 2016, Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.) from August 2016 to January 2018, and Principia Biopharma Inc. from June 2019 to September 2020; and on the board of directors of privately held companies such as Roivant Sciences, Ltd. from October 2016 to June 2022, and Therachon AG from January 2019 to July 2019. Mr. Machado received a J.D. from Harvard Law School and a B.A. in German and a B.S. in Economics from Santa Clara University. We believe that Mr. Machado’s extensive experience dealing with the operational and financial issues of biopharmaceutical companies provide him with the qualifications and skills to serve on the Board.

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

Committees of Board of Directors

The Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Science and Technology Committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each committee has adopted a written charter that satisfies the application rules and regulation of the SEC and the listing requirements and rules of The Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”), which we have posted to our website at www.alumis.com. The Board may establish other committees as it deems necessary or appropriate from time to time.

Name	Audit		Compensation		Nominating and Corporate Governance		Science and Technology

Martin Babler
Srinivas Akkaraju, M.D., Ph.D(1)	X						X
Alan B. Colowick, M.D., M.P.H.	X		X	*			X
Patrick Machado, J.D.(2)	X	*			X
Sapna Srivastava, Ph.D.					X	*
James B. Tananbaum, M.D.			X				X
Lynn Tetrault, J.D.(3)			X
Zhengbin Yao, Ph.D.(4)					X		X	*

* Designates Committee Chairperson.

(1) Dr. Akkaraju was appointed to the Audit Committee effective June 21, 2024.

(2) Mr. Machado was appointed to each of the Audit Committee and Corporate Governance Committee effective June 21, 2024.

(3) Ms. Tetrault was appointed to the Compensation Committee effective June 3, 2025.

(4) Dr. Yao ceased serving on the Compensation Committee and was appointed to the Corporate Governance Committee effective June 3, 2025.

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

Compensation Committee

Our Compensation Committee consists of Alan Colowick, James Tananbaum and Lynn Tetrault. The chair of the Compensation Committee is Alan Colowick. The Board has determined that each member of our Compensation Committee is independent under the Nasdaq Listing Rules.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Patrick Machado, Sapna Srivastava and Zhengbin Yao. The chair of our Nominating and Corporate Governance Committee is Sapna Srivastava. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq Listing Rules.

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

Insider Trading Policy

We have adopted an insider trading policy applicable to our directors, officers and employees and other covered persons, governing the purchase, sale and other dispositions of our securities (the “Insider Trading Policy”). We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our Executive Officers

The following table presents certain information with respect to our executive officers as of March 19, 2026.

Name	Age	Position
Martin Babler	61	President and Chief Executive Officer, Chairman of the Board
Mark Bradley	61	Chief Development Officer
Jörn Drappa, M.D., Ph.D.	61	Chief Medical Officer
David M. Goldstein, Ph.D.	60	Chief Scientific Officer
Roy Hardiman	66	Chief Business and Strategy Officer
John Schroer	60	Chief Financial Officer
Sanam Pangali	42	Chief Legal Officer and Corporate Secretary

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

Sanam Pangali, J.D., has served as our Chief Legal Officer since July 2025. Prior to this, she held the role of Senior Vice President, Legal from September 2024 to July 2025. From November 2022 to September 2024, Ms. Pangali served in various leadership roles at ACELYRIN, Inc., including as Chief Legal Officer and Head of People from May 2024 to September 2024, Senior Vice President, Corporate Legal from October 2023 to May 2024 and Vice President, Corporate Legal from November 2022 to October 2023. Previously, Ms. Pangali was General Counsel at Snapdocs, Inc. from 2020 to 2021 and from 2019 through its acquisition by Sanofi S.A. in 2020, she served as Senior Director & Associate General Counsel at Principia Biopharma Inc. Between 2013 and 2019, Ms. Pangali held in-house legal roles after beginning her legal career in the Business & Finance practice groups at Morrison & Foerster LLP. Ms. Pangali earned her J.D. from the University of

Pennsylvania Carey Law School and holds a B.A. in Political Science, with a minor in Economics, from the University of California, San Diego.

Item 11: Executive Compensation

Our named executive officers, including our principal executive officer and the two most highly compensated executive officers, as of December 31, 2025, were:

●	Martin Babler, our President and Chief Executive Officer;
●	David M. Goldstein, Ph.D., our Chief Scientific Officer; and
●	Jörn Drappa, our Chief Medical Officer.

Summary Compensation Table

The following table presents information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024, as applicable:

				Non-Equity
			Option	Incentive Plan
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Martin Babler
President, Chief Executive Officer and Director	2025	680,830	4,743,220	524,239	5,948,289
	2024	605,900	9,748,581	306,738	10,661,219
David M. Goldstein, Ph.D.
Chief Scientific Officer	2025	526,401	1,187,353	294,785	2,008,539
	2024	466,500	2,593,094	184,868	3,244,462
Jörn Drappa, M.D., Ph.D.
Chief Medical Officer	2025	523,755	1,161,607	293,303	1,978,665
(1)	Amounts reflect the aggregate grant date fair value of option awards granted to our named executive officers, computed in accordance with FASB ASC 718. Such amounts for 2024 also include the incremental fair value of $161,437 and $36,473, for Messrs. Babler and Goldstein, respectively, resulting from the modification of certain stock options on March 29, 2024, which reduced the exercise price of certain outstanding stock options held by Messrs. Babler and Goldstein, to $8.84. The incremental fair value was computed in accordance with FASB ASC 718 as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification, based on the assumptions used for financial reporting purposes. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	The amounts disclosed represent annual performance bonuses. For more information, see the description of the annual performance bonuses in the subsection titled “—Narrative to the Summary Compensation Table—Annual Performance Bonus Opportunity” below.

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

The 2025 annual base salaries for our named executive officers are set forth in the table below.

2025 Base
Salary
Name	($)
Martin Babler	680,830
David M. Goldstein, Ph.D.	526,401
Jörn Drappa, M.D., Ph.D.	523,755

2025 Annual Performance Bonus Opportunity

Our executive officers are eligible to earn an annual incentive bonus of up to a percentage of such executive officer’s annual base salary, based on the achievement of pre-established performance objectives determined by the Board.

For 2025, each of Mr. Babler, Dr. Goldstein and Dr. Drappa was eligible to receive a target bonus equal to 55%, 40% and 40% of their base salary, respectively, based on the achievement of certain corporate goals. In January 2026, the Board determined that the 2025 corporate goals were achieved at 140%. As a result, the Board approved annual performance bonuses for Mr. Babler, Dr. Goldstein and Dr. Drappa in the amounts of $524,239, $294,785 and $293,303, respectively, as reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executive officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. To date, we have used stock option grants and RSUs for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees. Grants to our executive officers and other employees are made at the discretion of the Board and are not made at any specific time period during a year.

2025 Option Awards

During the fiscal year ended December 31, 2025, we granted options to each of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at Fiscal Year End” table below.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each named executive officer as of December 31, 2025.

		Option Awards(1)								Stock Awards
						Equity Incentive
		Number of		Number of		Plan Awards:						Market Value
		Securities		Securities		Number of				Number of		of Shares or
		Underlying		Underlying		Securities		Option		Shares or		Units of
		Unexercised		Unexercised		Underlying		Exercise		Units of Stock		Stock that
		Options		Options		Unexercised		Price	Option	that Have Not		Have Not
		Exercisable		Unexercisable		Unearned Options		Per Share	Expiration	Vested		Vested
Name	Grant Date	(#)		(#)		(#)		($)(2)	Date	(#)		($)
Martin Babler	9/15/2021	380,852	(3)	—		—		3.83	9/14/2031	—		—
	1/27/2022	106,951	(4)(5)	2,229		—		8.84	1/26/2032	—		—
	1/27/2022	534,759	(6)(7)	186,609		—		8.84	1/26/2032	—		—
	6/22/2023	263,101	(8)(9)	93,182		—		8.84	6/22/2033	—		—
	10/9/2023	107,028	(10)(11)	49,055		—		8.84	10/8/2033	—		—
	3/29/2024	241,210	(12)(13)	135,681		—		8.84	3/28/2034	—		—
	5/6/2024	—		—		478,288	(14)	10.19	5/5/2034	—		—
	6/6/2024	245,989	(15)(16)	153,742		—		13.32	6/5/2034	—		—
	6/27/2024	8,021	(17)	13,369	(17)	—		16.00	6/26/2034	—		—
	2/18/2025	—		523,000	(18)	—		5.06	2/17/2035	—		—
	7/29/2025	—		662,000	(19)	—		3.95	7/28/2035	—		—
	7/29/2025	—		150,000	(19)	—		3.95	7/28/2035	—		—
David M. Goldstein, Ph.D.	1/27/2022	171,122	(6)(20)	59,715		—		8.84	1/26/2032	—		—
	1/27/2022	42,780	(4)(21)	892		—		8.84	1/26/2032	—		—
	6/22/2023	11,978	(8)(22)	5,303		—		8.84	6/22/2033	—		—
	10/9/2023	30,642	(10)(23)	14,045		—		8.84	10/8/2033	—		—
	6/6/2024	53,475	(15)(24)	33,422		—		13.32	6/5/2034	—		—
	5/6/2024	—		—		206,074	(14)	10.19	5/5/2034	—		—
	2/18/2025	—		180,000	(18)	—		5.06	2/17/2035	—		—
	7/29/2025	—		107,950	(19)	—		3.95	7/28/2035	—		—
	7/29/2025	—		—		—		—	—	27,000	(25)	263,520	(26)
Jörn Drappa, M.D., Ph.D.	8/29/2022	171,122	(27)(28)	28,521		—		8.84	8/29/2032	—		—
	8/29/2022	85,561	(29)(30)	38,218		—		8.84	8/29/2032	—		—
	6/22/2023	12,834	(8)(31)	4,546		—		8.84	6/22/2033	—		—
	10/9/2023	18,652	(10)(32)	8,549		—		8.84	10/8/2033	—		—
	3/29/2024	54,545	(12)(33)	30,682		—		8.84	3/28/2034	—		—
	5/6/2024	—		—		70,802	(14)	10.19	5/5/2034	—		—
	6/6/2024	64,171	(15)(34)	40,107		—		13.32	6/5/2034	—		—
	6/27/2024	2,005	(17)	3,342	(17)	—		16.00	6/26/2034	—		—
	2/18/2025	—		180,000	(18)	—		5.06	2/17/2035	—		—
	7/29/2025	—		101,850	(19)	—		3.95	7/28/2035	—		—
	7/29/2025	—		—		—		—	—	25,450	(25)	248,392	(26)

(1)	All of the option awards prior to our IPO were granted under the 2021 Plan or our 2024 POP, and all of the option awards following our IPO were granted under our 2024 EIP.
(2)	Except for Mr. Babler’s option award with a grant date of September 15, 2021, the exercise price of each of these options granted prior to March 29, 2024 was repriced to $8.84 per share in March 2024.
(3)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the

September 15, 2021 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer. As of December 31, 2025, all shares have vested.
(4)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the January 27, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(5)	As of December 31, 2025, 104,722 shares have vested.
(6)	Stock option award vests over a period of six years with 1/3rd of the shares underlying the option vesting on the second anniversary of the January 27, 2022 vesting commencement date and 1/48th of the remaining shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(7)	As of December 31, 2025, 348,150 shares have vested.
(8)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the May 22, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(9)	As of December 31, 2025, 169,919 shares have vested.
(10)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the October 9, 2023 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. The option award includes an early exercise feature.
(11)	As of December 31, 2025, 57,973 shares have vested.
(12)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the March 29, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(13)	As of December 31, 2025, 105,529 shares have vested.
(14)	Stock option award vests on the first date upon which both the performance-based condition (the “Performance Condition”) and the service-based condition (the “Service Condition”) are satisfied with respect to such shares. The Performance Condition shall be satisfied as to: (i) 1/3 of the shares underlying the option if, on a date prior to the date that is four years following the vesting commencement date, the volume-weighted average price per share of common stock on the Nasdaq Stock Market for a period of 30-consecutive trading days (the “Share Price”) equals or exceeds $46.75 (the “$46.75 Shares”); (ii) 1/3 of shares underlying the option, plus the $46.75 Shares to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is five years following the vesting commencement date, the Share Price equals or exceeds $70.125 (the “$70.125 Shares”); and (iii) 1/3 of shares underlying the option, plus the $46.75 Shares and $70.125 Shares, to the extent such shares have not yet satisfied the Performance Condition, if, on a date prior to the date that is six years following the vesting commencement date, the Share Price equals or exceeds $93.50 (the “$93.50 Shares”) (each of (i), (ii) and (iii), a “Performance Target”). The Service Condition will be satisfied as to 1/36th of each of the $46.75 Shares, the $70.125 Shares, and the $93.50 Shares on a monthly basis following the vesting commencement date, in each case subject to the optionholder’s continued service through each such date. The option award includes an early exercise feature and is subject to certain post-termination and acceleration benefits as described above in the subsection titled “— Potential Payments and Benefits upon Termination or Change in Control — POP Options.”
(15)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 6, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(16)	As of December 31, 2025, 92,247 shares have vested.
(17)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the June 21, 2024 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.
(18)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the February 18, 2025 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.
(19)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the July 29, 2025 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.
(20)	As of December 31, 2025, 111,407 shares have vested.

(21)	As of December 31, 2025, 41,888 shares have vested.
(22)	As of December 31, 2025, 6,675 shares have vested.
(23)	As of December 31, 2025, 16,597 shares have vested.
(24)	As of December 31, 2025, 20,053 shares have vested.
(25)	Restricted stock unit award vests over a period of four years with 25% of the shares underlying the RSU vesting on August 1, 2026 and 1/16th of the shares underlying the RSU vesting on a quarterly basis thereafter, subject to continued service through each vesting date.
(26)	Amount calculated by multiplying the number of shares shown in the table by $9.76, the closing market price of our common stock on Nasdaq as of December 31, 2025, the last trading day of our fiscal year.
(27)	Stock option award vests over a period of four years with 25% of the shares underlying the option vesting on the first anniversary of the August 22, 2022 vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(28)	As of December 31, 2025, 142,601 shares have vested.
(29)	Stock option award vests over a period of six years with 1/3rd of the shares underlying the option vesting on the second anniversary of the August 22, 2022 vesting commencement date and 1/48th of the remaining shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date. This option is early exercisable and to the extent any of such shares are unvested as of a given date, any purchased shares will remain subject to a right of repurchase by us upon the termination of the service of the named executive officer.
(30)	As of December 31, 2025, 47,343 shares have vested.
(31)	As of December 31, 2025, 8,288 shares have vested.
(32)	As of December 31, 2025, 10,103 shares have vested.
(33)	As of December 31, 2025, 23,863 shares have vested.
(34)	As of December 31, 2025, 24,064 shares have vested.

Awards held by our named executive officers may be eligible for accelerated vesting under specified circumstances, as described in more detail below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our 2024 EIP.

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

Dr. Drappa. In June 2024, we and Dr. Drappa entered into an offer letter that governs the terms of Dr. Drappa’s employment with us. Pursuant to the agreement, Dr. Drappa’s employment is at will. Dr. Drappa is also entitled to certain severance benefits, the terms of which are described below under the subsection titled “—Potential Payments and Benefits upon Termination or Change in Control.”

Potential Payments and Benefits upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive unpaid salary earned during his term of service.

Severance and Change in Control Plan

In February 2025, our Compensation Committee adopted our Severance and Change in Control Plan (the “Severance Plan”). The Severance Plan provides for the payment of severance and/or benefits to participants upon a qualifying termination of employment (“Covered Termination”), consisting of either (a) termination of a participant by us without cause (as defined in the Severance Plan) and other than as a result of the participant’s death or disability or (b) the participant’s resignation for good reason (as defined in the Severance Plan).

If a named executive officer experiences a Covered Termination within 12 months following completion of a change in control (as defined in the Severance Plan) (such period, the “Change in Control Period”), such named executive officer shall be eligible to receive the following benefits: (a) a lump sum cash payment equal to 12 months (or in Mr. Babler’s case, 18 months) of base salary (as defined in the Severance Plan); (b) a lump sum cash payment equal to 1.00x to (or in Mr. Babler’s case, 1.50x) the named executive officer’s target bonus (as defined in the Severance Plan) for the calendar year in which the named executive officer’s Covered Termination occurs; (c) COBRA premium payments paid by us for the named executive officer and the named executive officer’s eligible dependents for a period not exceeding the earliest of (1) 12 months (or in Mr. Babler’s case, 18 months) following the date of the named executive officer’s Covered Termination, (2) expiration of the named executive officer’s eligibility for continuation coverage under COBRA, or (3) the date when the named executive officer becomes eligible for a substantially equivalent health insurance coverage in connection with new employment; and (d) full acceleration of any outstanding, unvested equity awards held by the named executive officer.

If a named executive officer experiences a Covered Termination outside of the Change in Control Period, such named executive officer will be eligible to receive (a) cash payments in an amount equal to nine months (or in Mr. Babler’s case, 12 months) of base salary, to be paid in accordance with our regular payroll practices over the length of such period; (b) a pro-rated amount of the named executive officer’s target bonus based upon the number of days worked in the calendar year in which such named executive officer’s Covered Termination occurs, payable in a lump sum no later than the date that all of our other executives would regularly receive the bonus payment; and (c) COBRA premiums paid by us for the named executive officer and named executive officer’s eligible dependents for a period not exceeding nine months (or in Mr. Babler’s case, 12 months).

In addition, as described below, our named executive officers are eligible to receive (a) acceleration of certain outstanding, unvested equity awards granted before the adoption of the Severance Plan pursuant to their offer letters and (b) acceleration of their POP Options (as defined below).

Each named executive officer’s right to receive the payments and benefits provided under the Severance Plan are subject to such named executive officer’s execution, delivery and non-revocation of a separation agreement containing, among other provisions, a general release of all claims in favor us, our subsidiaries and our affiliates.

Offer Letters with Named Executive Officers

Pursuant to each named executive officer’s offer letter, if (a) his employment is terminated without cause (as defined in the offer letter) or (b) in the event of his constructive termination (as defined in the offer letter), then the named executive officer will be entitled to receive acceleration of his then-unvested equity awards that were granted before the adoption of the Severance Plan as to the number of shares underlying such awards that would have been vested as of the first anniversary of the date of his termination, with such acceleration to be effective immediately prior to his termination. These severance benefits are conditioned upon the named executive officer’s delivery of a general release of claims in our favor.

Upon a change of control (as defined in the offer letter) other than an excluded change of control (as defined in the offer letter), 50% of the then-unvested portions of the equity awards that were granted to the named executive officer before the adoption of the Severance Plan will accelerate.

POP Options

Certain benefits apply to the options granted on May 6, 2024, to each of Mr. Babler, Dr. Goldstein and Dr. Drappa, (the “POP Options”) under our 2024 POP. If the officer voluntarily resigns, the POP Options that have satisfied the service condition at the time of termination will remain outstanding and be eligible to vest for one year post-termination if the performance condition(s) with respect to such options are satisfied during the one year post-termination period. If the officer is terminated without cause or by constructive termination (as defined in the 2024 POP), the POP Options that have satisfied the service condition at the time of termination will remain outstanding and be eligible to vest for two years post-termination if the performance condition(s) with respect to such shares are satisfied during the two years post-termination period.

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

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2025.

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

401(k) Plan

Our named executive officers are eligible to participate in our defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may elect to defer up to 15% of their eligible compensation into the plan on a pretax or after tax basis, up to annual limits prescribed by the Internal Revenue Code of 1986, as amended. Our Board approved a Company match on 100% of each participant’s employee deferral contributions up to 3% of eligible compensation and a 50% match on each participant’s employee deferral contributions from 3% to 5% of eligible compensation, effective from January 1, 2026.

Compensation Recovery (“Clawback”) Policy

In June 2024, the Board adopted a compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq rules, a copy of which was filed as Exhibit 97.1 to our 2024 Annual Report on Form 10-K.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant stock options to our employees, including our named executive officers. Historically, we have granted new-hire option awards monthly after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved by either the Equity Grant Committee described below (except for grants to certain senior employees, including our executive officers) or the Compensation Committee in its regularly scheduled meeting occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board, at the time of each annual meeting of our stockholders, and on specifically designated dates for any director who elects to receive some or all of their eligible cash compensation in the form of stock options, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Non-Employee Director Compensation — Non-Employee Director Compensation Policy” below. Other than the delegation by the Board to an Equity Grant Committee of the approval of the issuance of certain equity-based awards to employees and consultants under the 2024 Plan, which awards are typically granted on a monthly basis on the tenth of each month, we do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about us when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Non-Employee Director Compensation

The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the year ended December 31, 2025. Dr. Colowick and Dr. Tananbaum voluntarily waived all compensation for their service as a director during the year ended December 31, 2025. Mr. Babler, our President and Chief Executive Officer, is also a member of our Board but did not receive any additional compensation for his service as a director. The compensation of Mr. Babler is set forth in the subsection titled “—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)	Total
Srinivas Akkaraju, Ph.D.	52,651	161,307	213,958
Alan B. Colowick, M.D., M.P.H.	—	—	—
Patrick Machado, J.D.	65,000	161,307	226,307
Sapna Srivastava, Ph.D.	64,423	161,307	225,730
James B. Tananbaum, M.D.	—	—	—
Lynn Tetrault, J.D.(2)	28,832	161,307	190,139
Zhengbin Yao, Ph.D.	51,360	161,307	212,667
(1)	The amounts reported in this column reflect the aggregate grant date fair value of the stock options granted to the non-employee director during the year ended December 31, 2025, computed in accordance with FASB ASC 718, and do not reflect dollar amounts actually received by the non-employee director or the economic value that may be received by the non-employee director upon stock option exercise or any sale of the underlying shares of common stock. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Ms. Tetrault commenced service on our Board on May 23, 2025.

The table below presents the aggregate number of shares subject to outstanding stock options, as of December 31, 2025, beneficially owned by each of our non-employee directors for the year ended December 31, 2025.

Name	Number of Shares Underlying Outstanding Options as of December 31, 2025
Srinivas Akkaraju, Ph.D.	49,800
Alan B. Colowick, M.D., M.P.H.	—
Patrick Machado, J.D.	218,184
Sapna Srivastava, Ph.D.	108,623
James B. Tananbaum, M.D.	—
Lynn Tetrault, J.D.(1)	114,131
Zhengbin Yao, Ph.D.	85,094

(1)	Ms. Tetrault commenced service on our Board on May 23, 2025.

Non-Employee Director Compensation Policy

In February 2025, our Board adopted an amended and restated non-employee director compensation policy applicable to all of our non-employee directors. In July 2025, the Board amended and restated this policy. The amended and restated policy provides that each such non-employee director will receive the following compensation for service on our Board:

●	an annual cash retainer of $40,000 (plus an additional $30,000 for the non-executive chair of our Board and $25,000 for the non-executive lead independent director of our Board);
●	an additional annual cash retainer of $10,000, $7,500, $5,000 and $5,000 for service as a member of the Audit Committee, Compensation Committee, the Nominating and Corporate Governance Committee and Science and Technology Committee, respectively;
●	an additional annual cash retainer of $20,000, $15,000, $10,000 and $10,000 for service as chair (in lieu of the additional annual cash retainer or services as a member) of the Audit Committee, Compensation Committee, the Nominating and Corporate Governance Committee, and the Science and Technology Committee, respectively;
●	an initial option grant to purchase 99,600 shares of our common stock on the date of each such non-employee director’s appointment to our Board; and
●	an annual option grant to purchase 49,800 shares of our common stock on the date of each of our annual stockholder meetings.

Each of the option grants described above under the non-employee director compensation policy will be granted under our 2024 EIP. Each initial option grant will vest over a three-year period, with 1/36th of the shares vesting in equal monthly installments following the date of grant, such that the option is fully vested on the third anniversary of the date of grant, subject to the director’s continuous service to us through each such vesting date. The initial grant will vest in full upon a Change in Control (as defined in the 2024 EIP), subject to the director’s continuous service to us through such date. Each annual option grant will vest and become exercisable subject to the director’s continuous service to us through the earlier of the first anniversary of the date of grant or the next annual stockholder meeting. The annual grant will also vest in full upon a Change in Control (as defined in the 2024 EIP), subject to the director’s continuous service to us through such date. The term of each option will be 10 years, subject to earlier termination as provided in the 2024 EIP.

We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity compensation plans approved by stockholders	22,880,475	8.69	7,382,841
Equity compensation plans not approved by stockholders	—	—	—
Total	22,880,475	8.69	7,382,841

(1)	Consists of outstanding awards under the 2021 Plan, the 2024 POP, the 2024 EIP and the ACELYRIN Plans. Excludes purchase rights accruing under our 2024 ESPP. Each offering under the 2024 ESPP consists of one six-month purchase period, and eligible employees may purchase shares of our common stock at a price equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower.
(2)	Represents the weighted-average exercise price of outstanding options. Because RSUs do not have an exercise price, the weighted-average exercise price does not take into account outstanding RSUs.
(3)	As of December 31, 2025, 7,382,841 shares of common stock remained available for future issuance under the 2024 EIP, the 2024 POP and the ACELYRIN Plans. Excludes 805,334 shares of common stock available for future issuance under the 2024 ESPP as of December 31, 2025. The number of shares remaining available for future issuance under the 2024 EIP automatically increases on January 1st each year, through and including January 1, 2034, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as determined by our Board prior to January 1st of a given year. On January 1, 2026, the number of shares available for issuance under the 2024 EIP automatically increased by 5,235,338 shares of our common stock. The number of shares remaining available for future issuance under the 2024 ESPP automatically increases on January 1st of each year through and including January 1, 2034, in an amount equal to the least of (i) 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 1,950,000 shares of our common stock, or (iii) a number of shares as determined by the Board prior to January 1st of a given year. On January 1, 2026, the number of shares available for issuance under the 2024 ESPP automatically increased by 1,047,067 shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of March 1, 2026 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of its common stock;
●	each of our directors;
●	each of our named executive officers identified in Item 11 of this Annual Report on Form 10-K; and
●	all of our current executive officers and directors as a group.

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

Applicable percentage ownership is based on 123,115,602 shares of our common stock and 4,059,908 shares of our non-voting common stock outstanding as of March 1, 2026. We have deemed the number of shares of common stock that a person has the right to acquire within 60 days after the date of this table (which includes the number of shares of non-voting common stock owned by such person to the extent they can be converted to common stock within 60 days after the date of this table), to be outstanding and to be beneficially owned by the person for the purpose of computing the percentage ownership of that person. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The table below does not reflect 4,059,908 shares of non-voting common stock held by affiliated holders subject to an ownership limitation in our amended and restated certificate of incorporation that prevents the conversion of such shares if, upon conversion, the converting holder and its affiliates would beneficially own in the aggregate, directly or indirectly, shares of voting common stock in excess of 4.99% of all shares outstanding at such time. The restriction can be waived by the holders upon 61 days’ prior written notice to us.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Alumis Inc., 280 East Grand Avenue, South San Francisco, CA 94080.

	Voting Common Stock
	Number of Shares
	Beneficially	% of Total
Name of Beneficial Owner	Owned	Voting Power
Greater than 5% Stockholders:
AyurMaya Capital Management Fund, LP(1)	15,139,707	12.3%
Entities affiliated with Foresite Capital Management(2)	16,189,804	13.2%
Samsara BioCapital, L.P.(3)	6,345,219	5.2%
Directors and Named Executive Officers:
Martin Babler(4)	2,631,015	2.1%
David M. Goldstein, Ph.D.(5)	790,191	*
Jörn Drappa, M.D., Ph.D.(6)	536,675	*
Srinivas Akkaraju, M.D., Ph.D.(3)	6,345,219	5.2%
Alan Colowick, M.D., M.P.H.(7)	15,158,111	12.3%
Patrick Machado, J.D.(8)	150,115	*
Sapna Srivastava, Ph.D.(9)	39,572	*
James B. Tananbaum, M.D.(2)	16,189,804	13.2%
Lynn Tetrault, J.D.(10)	64,331	*
Zhengbin Yao, Ph.D.(11)	38,146	*
All directors and executive officers as a group (14 persons)(12)	43,851,485	34.1%

*	Represents beneficial ownership of less than 1%.
(1)	Based solely on information contained in the Schedule 13D/A filed with the SEC on May 23, 2025 by AyurMaya Capital Management Company, LP (the “Investment Manager”) and David E. Goel. The shares consist of 15,139,707 shares of common stock held by the AyurMaya Capital Management Fund, LP (“AyurMaya Fund”). The Investment Manager, a Delaware limited partnership, serves as the investment advisor to the AyurMaya Fund with respect to the securities directly held by the AyurMaya Fund. Mr. Goel serves as the Managing Member of AyurMaya Capital Management Company GP, LLC, the general partner of the Investment Manager, and may be deemed to possess shared voting and dispositive power with respect to the securities directly held by the AyurMaya Fund. Alan Colowick, a Senior Managing Director of Matrix Capital Management Company LP, an affiliate of the Investment Manager, serves on our Board. The business address for each of the AyurMaya Fund, the Investment Manager and Mr. Goel is c/o AyurMaya Capital Management LP, Bay Colony Corporate Center, 1000 Winter St., Suite 4500, Waltham, MA 02451.
(2)	Based solely on information contained in the Schedule 13D/A filed with the SEC on January 12, 2026 by Foresite Capital Fund VI, L.P. (“Fund VI”), Foresite Capital Management VI, LLC (“FCM VI”), Foresite Capital Fund V, L.P. (“Fund V”), Labs Co-Invest V, LLC (“Labs Co-Invest”), Foresite Capital Management V, LLC (“FCM V”), Foresite Capital Opportunity Fund V, L.P. (“Opportunity Fund V”), Foresite Capital Opportunity Management V, LLC (“FCOM V”), Foresite Labs Fund I, L.P. (“Labs Fund I”), Foresite Labs Management I, LLC (“FLM I”), Foresite Labs Affiliates 2021, LLC (“Labs Affiliates”), Foresite Labs, LLC (Labs) and James B. Tananbaum. The shares consist of (i) 4,247,670 shares of common stock held by Fund VI, (ii) 5,702,536 shares of common stock held by Fund V, (iii) 194,459 shares held by Labs Co-Invest, (iv) 2,908,332 shares held by Opportunity Fund V, (v) 1,960,337 shares held by Labs Fund I, and (vi) 1,176,470 shares held by Labs Affiliates. James B. Tananbaum, M.D., is a member of our Board. FCM V is the general partner of Fund V and may be deemed to have sole voting and dispositive power over the shares held by Fund V; FCM VI is the general partner of Fund VI and may be deemed to have sole voting and dispositive power over the shares held by Fund VI; FCOM V is the general partner of Opportunity Fund V and may be deemed to have sole voting and dispositive power over the shares held by Opportunity Fund V; FCM V is the managing member of Labs Co-Invest and may be deemed to have sole voting and dispositive power over the shares held by Labs Co-Invest; Foresite Labs, LLC is the managing member of Labs Affiliates and may be deemed to have sole voting and dispositive power over the shares held by Labs Affiliates; and FLM I is the general partner of Labs Fund I and may be deemed to have sole voting and dispositive power over the shares held by Labs Fund I. Dr. Tananbaum is the managing member of FCM V, FCM VI, FCOM V and FLM I and may be deemed to have sole voting and dispositive power over shares held by Fund VI, Fund V, Labs Co-Invest, Opportunity Fund V and Labs Fund I. Dr. Tananbaum is the manager of Labs and the managing member of Labs Affiliates, and may be deemed to have sole voting and dispositive power over the shares held by Labs Affiliates. Each entity and Dr. Tananbaum disclaims beneficial ownership of these shares except to the extent of their respective pecuniary interests therein. The business address of Dr. Tananbaum and each of the entities listed above is 900 Larkspur Landing Circle, Suite 150, Larkspur, CA 94939.
(3)	Based solely on information contained in the Schedule 13D/A filed with the SEC on January 13, 2026 by Samsara BioCapital, L.P. (“Samsara LP”), Samsara BioCapital GP, LLC (“Samsara GP”), Samsara Opportunity Fund, L.P. (“Samsara Opportunity Fund”), Samsara Opportunity Fund GP, LLC (“Samsara Opportunity GP”) and Dr. Srinivas Akkaraju. The shares consist of (i) 4,491,731 shares of common stock held by Samsara LP and (ii) 1,853,488 shares of common stock held by Samsara Opportunity Fund. Samsara GP is the general partner of Samsara LP and Samsara Opportunity GP is the general partner of Samsara Opportunity Fund. Dr. Akkaraju is the managing member of Samsara GP and Samsara Opportunity GP and shares voting and investment authority over the shares held of Samsara LP and Samsara Opportunity Fund. Dr. Akkaraju is a member of our Board. The business address of Dr. Akkaraju and each of the entities listed above is 628 Middlefield Road, Palo Alto, CA 94301. Samsara GP and Samsara Opportunity Fund disclaims beneficial ownership in these shares except to the extent of its respective pecuniary interest therein.
(4)	Consists of (i) 4,037 shares of common stock held of record by Mr. Babler, (ii) 106,454 shares of common stock held of record by the Martin Babler revocable trust UAD October 25, 2006, for which Martin Babler serves as a trustee and, (iii) 2,520,524 shares of common stock subject to options that are exercisable with 60 days of March 1, 2026. Mr. Babler holds sole voting and dispositive power with respect to the shares held by the Martin Babler revocable trust UAD October 25, 2006. Includes 478,288 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition (as defined in Item 11 of this Annual Report on Form 10-K).
(5)	Consists of (i) 4,389 shares of common stock held of record by Dr. Goldstein, (ii) 208,237 shares of common stock held of record by the Baily Goldstein Living Trust dated March 4, 2014, for which Dr. Goldstein serves as a trustee, (iii) 8,994 shares of common stock held of record by family members of Dr. Goldstein residing in his primary residence and (iv) 568,571 shares of common stock subject to options that are exercisable with 60 days of March 1, 2026. Dr. Goldstein holds shared voting and dispositive power with respect to the shares held by the Baily Goldstein Living Trust dated March 4, 2014. Includes 206,074 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.
(6)	Consists of (i) 4,037 shares of common stock held of record by Dr. Drappa and (ii) 532,638 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026. Includes 70,802 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.
(7)	Consists of (i) 18,404 shares of common stock held by The Colowick Trust, for which Dr. Colowick serves as trustee, and (ii) the shares of common stock described in footnote (1) above, over which Dr. Colowick may be deemed to hold voting and dispositive power.
(8)	Consists of (i) 7,064 shares of common stock held of record by Patrick Machado Revocable Trust, for which Mr. Machado serves as trustee, and (ii) 143,051 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026.
(9)	Consists of 39,572 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026.
(10)	Consists of 64,331 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026.
(11)	Consists of (i) 23,529 shares of common stock held of record by Dr. Yao and (ii) 14,617 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026.
(12)	Consists of (i) 38,308,871 shares of common stock beneficially owned by our current executive officers and directors and (ii) 5,542,614 shares of common stock subject to options that are exercisable within 60 days of March 1, 2026. Includes 1,172,520 shares of common stock subject to option awards granted under our 2024 POP that are early exercisable only upon satisfaction of the Performance Condition.

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

2026 Public Offering

On January 7, 2026, we entered into the Underwriting Agreement with the Underwriters, relating to the issuance and sale in a public offering of 17,650,000 shares of the Company’s common stock at a price of $17.00 per share. Certain entities affiliated with Foresite Capital Management and Samsara BioCapital, LP participated in the public offering on the same terms and conditions as all other purchasers, purchasing 411,764 and 588,235 shares, for a purchase price of $6,999,988 and $9,999,995, respectively.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, certain entities affiliated with Foresite Capital Management, certain entities affiliated with AyurMaya Capital Management Fund, LP, Samsara BioCapital, LP, and Martin Babler, who collectively held approximately 62% of the outstanding capital stock as of such date, entered into voting and support agreements, providing among other things, that such stockholders would vote all of their shares of capital stock in favor of adopting the Merger Agreement and approving the issuance of shares of our common stock to ACELYRIN stockholders in connection with the Merger.

Foresite Labs Services Agreement

In January 2021, we entered into a services agreement with Foresite Labs, LLC (“Foresite Labs”), an entity affiliated with Foresite Capital Management, a holder of more than 5% of our outstanding capital stock, which was amended on August 24, 2021 and further amended on December 22, 2023, and expires in December 2026, unless terminated earlier by the parties, pursuant to which Foresite Labs provides us with data and analytics services and other scientific support. Foresite Labs invoices us for the services quarterly in advance based on a mutually agreed service fee estimate, which is reconciled at the end of each quarter. For the year ended December 31, 2025, we recognized $1.1 million as research and development expenses under the service agreement. Accrued expenses under the service agreement were zero as of December 31, 2025.

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

Concurrent Private Placement

In July 2024, we sold an aggregate of 13,125,000 shares of our common stock at a price to the public of $16.00 per share in our IPO. In connection with our IPO, AyurMaya Capital Management Fund, LP (“AyurMaya”), an existing holder of more than 5% of our capital stock, which is affiliated with one of our directors, agreed to purchase $40.0 million in shares of our common stock at the IPO price per share, in a private placement transaction (the “Concurrent Private Placement”). The sale of shares of our common stock in the Concurrent Private Placement to AyurMaya was not registered under the Securities Act, and as such, the shares may not be offered or sold absent registration or an applicable exemption from registration.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2025 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP, which sets forth the terms under which PricewaterhouseCoopers LLP performed audit services for the Company.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2025 and December 31, 2024 by PricewaterhouseCoopers LLP, our independent registered public accounting firm (in thousands).

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees(1)	$2,110	$1,691
Audit-Related Fees	121	—
Tax Fees	—	—
All Other Fees(2)	2	2
Total Fees	$2,233	$1,693

(1)	“Audit Fees” consist of fees in connection with the audit of our annual consolidated financial statements, including the audited consolidated financial statements as well as other financial statements presented in the audited consolidated financial statements presented in this Annual Report on Form 10-K and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements for those fiscal years. Included in the fiscal year 2024 Audit Fees are fees billed in connection with our IPO.
(2)	“All Other Fees” consist of subscription fees to the online library of disclosure checklists and accounting research literature.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements – See the “Index to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a list of the financial statements filed as part of this report.
(2)	Financial Statement Schedules – All financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes, included in this Annual Report on Form 10-K.
b)	Exhibits

Exhibit Number	Description

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

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 4, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (file No. 333-280068), filed with the SEC on June 7, 2024)

4.3

Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025, as amended on April 23, 2025)

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

10.7

Forms of Stock Option Grant Notice, Stock Options Agreement and Notice of Exercise under the Alumis Inc. 2024 Performance Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.8

Alumis Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.9

Alumis Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 13, 2025

10.10

Form of Indemnification Agreement by and between Registrant and its directors and executive officers. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-280068), filed with the SEC on June 24, 2024)

10.11

Lease Agreement, dated as of August 11, 2022, by and between the Registrant and PG VII 280 East Grand, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.12

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Martin Babler (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.13

Offer Letter, dated as of September 15, 2021, by and between the Registrant and David Goldstein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.14

Offer Letter, dated as of September 15, 2021, by and between the Registrant and Roy Hardiman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.15

Offer Letter, dated as of March 15, 2021, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.16

Amendment to Offer Letter, dated as of July 18, 2023, by and between the Registrant and Mark Bradley (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.17

Offer Letter, dated as of November 12, 2021, by and between the Registrant and Derrick Richardson (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.18

Offer Letter, dated as of January 12, 2022, by and between the Registrant and Sara Klein (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.19

Offer Letter, dated as of March 22, 2022, by and between the Registrant and John Schroer (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.20

Offer Letter, dated as of June 24, 2022, by and between the Registrant and Jörn Drappa (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.21*	Offer Letter, dated as of September 6, 2024, by and between the Registrant and Sanam Pangali

10.22

Stock Purchase Agreement, dated as of March 5, 2021, by and among the Registrant, FronThera International Group Limited and FronThera U.S. Holdings, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280068), filed with the SEC on June 7, 2024)

10.23	Alumis Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2025)

10.24*	Controlled Equity OfferingSM Sales Agreement, dated March 18, 2026, by and between the Registrant and Cantor Fitzgerald & Co.

19.1

Alumis Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025, as amended on April 23, 2025)

21.1*	List of subsidiaries of Alumis Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Alumis Inc.

24.1*	Power of Attorney (included on signature page)

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

97.1

Alumis Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42143) for the period ended December 31, 2024, filed with the SEC on March 19, 2025, as amended on April 23, 2025)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 19, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Martin Babler	President and Chief Executive Officer and Director
Martin Babler	(Principal Executive Officer)

/s/ John Schroer	Chief Financial Officer
John Schroer	(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director
Srinivas Akkaraju, M.D., Ph.D.

/s/ Alan B. Colowick, M.D., M.P.H.	Director
Alan B. Colowick M.D., M.P.H.

/s/ Patrick Machado	Director
Patrick Machado, J.D.

/s/ Sapna Srivastava, Ph.D.	Director
Sapna Srivastava, Ph.D.

/s/ James B. Tananbaum, M.D.	Director
James B. Tananbaum, M.D.

/s/ Lynn Tetrault, J.D.	Director
Lynn Tetrault, J.D.

/s/ Zhengbin Yao, Ph.D.	Director
Zhengbin Yao, Ph.D.