Form 10-Q
period 2026-03-31
ALUMIS INC.
filed 2026-05-14
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, the registrant had 123,432,072 shares of voting common stock, $0.0001 par value per share, and 4,059,908 shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our plans to submit a New Drug Application (“NDA”) for envudeucitinib (“envu”), formerly known as ESK-001, in moderate-to-severe plaque psoriasis (“PsO”) in the second half of 2026;
●	the potential for our product candidate envu to transform the treatment landscape for IL-23/IL-17—driven diseases as well as those driven by Type I interferon;
●	the potential for envu to meaningfully elevate care for and effectively reduce the full burden of disease for patients with PsO;
●	the timing of our topline readout in our LUMUS Phase 2b trial;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	our plans relating to the research and development of our product candidates;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from any existing or future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments;
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;

●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or therapies in development;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

You should refer to the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,885	$89,670
Restricted cash	86	82
Marketable securities, current	459,058	218,831
Research and development prepaid expenses	3,345	2,909
Other prepaid expenses and current assets	6,033	6,740
Total current assets	532,407	318,232
Restricted cash, non-current	1,302	1,301
Marketable securities, non-current	46,603	—
Property and equipment, net	17,534	18,190
Intangible assets	50,959	50,959
Operating lease right-of-use assets, net	15,952	16,971
Other assets, non-current	6,831	6,287
Total assets	$671,588	$411,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,587	$10,106
Research and development accrued expenses	35,959	34,781
Other accrued expenses and current liabilities	12,588	22,303
Deferred revenue, current	6,328	1,458
Operating lease liabilities, current	4,442	4,670
Total current liabilities	70,904	73,318
Operating lease liabilities, non-current	31,222	32,244
Deferred tax liability	2,140	2,140
Share repurchase liability	94	123
Deferred revenue, non-current	—	2,611
Other liabilities, non-current	207	207
Total liabilities	104,567	110,643
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of March 31, 2026 and December 31, 2025; 123,169,838 and 99,084,365 voting shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	9
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of March 31, 2026 and December 31, 2025; 4,059,908 and 5,622,408 non-voting shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	1,562,405	1,202,975
Accumulated other comprehensive income (loss)	(467)	188
Accumulated deficit	(994,929)	(901,876)
Total stockholders’ equity	567,021	301,297
Total liabilities and stockholders’ equity	$671,588	$411,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue:
License revenue	$—	$17,389
Collaboration revenue	1,741	—
Total revenue	1,741	17,389
Operating expenses:
Research and development expenses, including related party expenses of $66 and $262 for the three months ended March 31, 2026 and 2025, respectively	81,540	96,622
General and administrative expenses	18,610	22,295
Total operating expenses	100,150	118,917
Loss from operations	(98,409)	(101,528)
Other income (expense):
Interest income	5,349	2,609
Other income (expenses), net	7	(44)
Total other income (expense), net	5,356	2,565
Net loss	$(93,053)	$(98,963)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(655)	(48)
Total comprehensive loss	$(93,708)	$(99,011)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.82)
Weighted-average shares of common stock outstanding, basic and diluted	125,050,645	54,280,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	104,706,773	$10	$1,202,975	$188	$(901,876)	$301,297
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs of $21,260	20,297,500	2	323,797	—	—	323,799
Issuance of common stock upon exercise of stock options	2,177,964	—	23,265	—	—	23,265
Issuance of common stock upon vesting of restricted stock units	47,509	—	—	—	—	—
Vesting of early exercised stock options	—	—	29	—	—	29
Stock-based compensation expense		—	12,339	—	—	12,339
Other comprehensive income (loss), net	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(93,053)	(93,053)
Balance at March 31, 2026	127,229,746	$12	$1,562,405	$(467)	$(994,929)	$567,021

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(93,053)	$(98,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,339	6,995
Net accretion of discounts on marketable securities	(1,961)	(983)
Depreciation and amortization	871	843
Non-cash lease expense	575	266
Impairment of long-lived assets	444	—
Changes in operating assets and liabilities:
Research and development prepaid expenses	(436)	561
Other prepaid expenses and other assets	780	583
Other assets, non-current	(545)	(38)
Accounts payable	1,432	(2,151)
Deferred revenue	2,259	2,611
Research and development accrued expenses	1,178	5,550
Other accrued expenses and current liabilities	(9,716)	4,988
Operating lease liabilities	(1,249)	(617)
Net cash used in operating activities	(87,082)	(80,355)
Cash flows from investing activities
Maturities of marketable securities	142,862	64,000
Purchases of marketable securities	(428,384)	(24,535)
Purchases of property and equipment	(164)	(37)
Net cash (used in) provided by investing activities	(285,686)	39,428
Cash flows from financing activities
Proceeds from public offering of common stock, net of underwriter discounts, commissions and offering costs	323,797	—
Proceeds from issuance of common stock upon exercise of stock options	23,191	—
Net cash provided by financing activities	346,988	—
Net decrease in cash, cash equivalents and restricted cash	(25,780)	(40,927)
Cash, cash equivalents and restricted cash at beginning of period	91,053	170,632
Cash, cash equivalents and restricted cash at end of period	$65,273	$129,705
Supplemental disclosures:
Receivable recorded for stock option exercises pending settlement	$74	$—
Purchases of property and equipment in accounts payable and other accrued expenses and current liabilities	$50	$165
Vesting of early exercised stock options and unvested restricted shares of common stock	$29	$226
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,776
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,885	$128,543
Restricted cash	86	—
Restricted cash, non-current	1,302	1,162
Total cash, cash equivalents and restricted cash	$65,273	$129,705

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

As of March 31, 2026, the Company had two wholly owned subsidiaries, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020 and its wholly owned subsidiary, WH2, LLC. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025.

ACELYRIN Merger

On February 6, 2025, the Company entered into an Agreement and Plan of Merger, and, on April 20, 2025, the Company entered into an Amendment to Agreement and Plan of Merger (collectively the “Merger Agreement”) with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub merged with and into ACELYRIN, with ACELYRIN continuing as a direct wholly owned subsidiary of the Company (the “ACELYRIN Merger”). The Merger Agreement was approved by the disinterested directors on the Company’s board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, the Company completed the ACELYRIN Merger with ACELYRIN for a purchase consideration of $238.1 million that included the issuance of 48,653,549 shares of the Company’s common stock and the fair value of replacement awards attributable to pre-combination services, to acquire net assets with a fair value of $426.0 million. See Note 3 for additional information.

Public Offering of Common Stock

On January 7, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Leerink Partners LLC and Cantor Fitzgerald & Co. (“Cantor”) (collectively the “Underwriters”), relating to the issuance and sale in a public offering of 17,650,000 shares of the Company’s common stock at a price of $17.00 per share. In addition, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to 2,647,500 additional shares of common stock at the public offering price, less the underwriting discounts and commissions, which was exercised in full on January 8, 2026. On January 9, 2026, the offering closed and the Company received net proceeds of $324.4 million, after deducting underwriting discounts and commissions.

The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-288510) that was filed with the SEC on July 3, 2025 and declared effective by the SEC on August 19, 2025, and related prospectus and prospectus supplement thereunder.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Controlled Equity OfferingSM

On March 18, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, at its option, shares of its common stock having an aggregate offering price of up to $300.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of March 31, 2026, no ATM Shares were sold under the Sales Agreement.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three months ended March 31, 2026 and 2025, the Company incurred net losses of $93.1 million and $99.0 million, respectively. Cash used in operating activities was $87.1 million and $80.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $994.9 million.

The Company has historically funded its operations primarily through the issuance of common stock, including in connection with the ACELYRIN Merger and the Company’s initial public offering (“IPO”) and a concurrent private placement transaction, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements, and, most recently, the public offering of common stock which closed on January 9, 2026, as well as cash payments received under the collaboration and license agreement (the “Kaken Collaboration Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $569.5 million as of March 31, 2026, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations and its cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

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

On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to accrued research and development expenses, valuation of acquired in-process research and development (“IPR&D”) intangible assets, revenue recognition, and stock-based compensation expense. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment, which is the business of researching and developing medicines for autoimmune disorders. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. See Note 14 for additional information. All of the Company’s long-lived assets are located in the United States.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable and restricted cash. The Company maintains

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

bank deposits in federally insured financial institutions and certain of these deposits exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and periodically evaluates the creditworthiness of the financial institutions at which its bank deposits are maintained.

The Company also invests in money market funds, U.S. Treasury obligations, commercial paper, corporate debt obligations, supranational debt obligations, and government development bank obligations, which can be subject to certain credit risks. The Company mitigates credit risk by limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions at which investments are maintained and of the issuers of the marketable securities. To date, the Company has not experienced any loss of principal on its financial instruments.

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

Further, the Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, including tariffs targeting pharmaceutical products and related inputs, and could continue to significantly increase tariffs on a broad array of goods. Similarly, the Company’s financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact the Company’s supply chain and increase its costs. These worldwide economic conditions, global trade policies and geopolitical developments may negatively impact the Company’s business, financial position and results of operations.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) which provides a practical expedient and accounting policy election related to estimating expected credit losses for certain receivables and contract assets. The Company adopted ASU 2025‑05 as of January 1, 2026. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.	Acquisition

ACELYRIN Merger

The Company completed its acquisition of ACELYRIN on May 21, 2025 (the “Closing Date”) and accounted for the transaction as an acquisition under ASC Topic 805, Business Combinations. ACELYRIN was a late-stage biopharma company focused on identifying, acquiring, and accelerating the development and commercialization of transformative medicines. ACELYRIN’s portfolio consisted of lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of Thyroid Eye Disease (“TED”). The ACELYRIN Merger strengthened the Company’s balance sheet and its cash position and added the lonigutamab product candidate to the Company’s development portfolio as of the Closing Date. The ACELYRIN Merger was accounted for as a business combination with the Company being treated as the accounting acquirer.

As of the Closing Date, the Company (i) issued 48,653,549 shares of its common stock in exchange for ACELYRIN’s issued and outstanding common stock shares and paid cash for fractional shares, (ii) assumed ACELYRIN’s stock options with an exercise price of $18.00 or less outstanding and unexercised immediately prior to the Closing Date, which were exercisable into 4,712,186 shares of the Company’s common stock, (iii) assumed ACELYRIN’s restricted stock units (“RSUs”) outstanding and unvested immediately prior to the Closing Date, which were converted into 1,323,905 of the Company’s RSUs, and (iv) assumed ACELYRIN’s performance RSUs outstanding and unvested immediately prior to the Closing Date, which were converted into 146,963 of the Company’s RSUs subject only to a service vesting condition.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outstanding shares, stock options, RSUs and performance RSUs were exchanged at the exchange ratio of 0.4814 shares of the Company’s common stock for each share of ACELYRIN’s common stock (the “Exchange Ratio”). ACELYRIN’s outstanding and unexercised stock options with exercise prices more than $18.00 were cancelled. Exercise prices for the assumed stock options were determined as the product of the original exercise prices multiplied by the reciprocal of the Exchange Ratio. Converted ACELYRIN stock options and RSUs continue to vest in accordance with their original terms. Performance RSUs were deemed to have 100% satisfied their performance conditions and will vest in two equal installments on May 15 of calendar years 2026 and 2027, subject to the holder of the converted performance RSUs remaining in service with the Company or any of its subsidiaries on such date.

The purchase price consideration consisted of the Company’s shares of common stock issued as of the Closing Date and the additional stock-based compensation related to the fair value of replacement awards attributable to pre-combination services, and was calculated as follows (in thousands, except share and per share amounts):

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

Intangible assets consist of an acquired IPR&D intangible asset related to the lonigutamab product candidate that was in development as of the Closing Date. The acquired IPR&D intangible asset was initially recognized at a fair value of $51.0

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million, determined using the multi-period excess earnings method, which reflected the present value of projected incremental after-tax cash flows attributable to the asset as of the Closing Date. The valuation utilized a discount rate of 24.0% representing management’s best estimate of a market participant's after-tax weighted average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. The acquired IPR&D intangible asset is classified as an indefinite-lived intangible asset and, accordingly, is not amortized but is subject to annual impairment testing, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

As of March 31, 2026, the Company evaluated its acquired IPR&D intangible asset for indicators of impairment and concluded that no such indicators were present. Subsequent to March 31, 2026, the Company completed its strategic review of the lonigutamab program and decided to explore strategic alternatives for the program. The outcome of this evaluation could represent an event or change in circumstances that may require the Company to perform an interim impairment assessment of the acquired IPR&D intangible asset.

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

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase consideration transferred, the Company recorded a gain on bargain purchase of $187.9 million as of the Closing Date. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. Gain on bargain purchase primarily relates to the market value of ACELYRIN’s common stock trading below the carrying value of net assets and the Exchange Ratio being fixed at the time the Merger Agreement was signed and not adjusted for subsequent changes in the market price of the Company’s common stock. Gain on bargain purchase was recognized as other income in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The Company recognized a deferred tax liability of $10.7 million related to the acquired IPR&D intangible asset as of the Closing Date.

The Company also has additional severance related obligations under the Merger Agreement that are separate from the assets and liabilities acquired. In accordance with the ACELYRIN severance plan, ACELYRIN employees terminated without cause within 12 months of the Closing Date are entitled to receive severance benefits, including acceleration of their outstanding equity awards and extension of their outstanding stock options exercise periods of up to 12 months post-termination. The Company estimated total cash severance obligation, including related taxes, of $11.9 million, which it expected to pay within 12 months from the Closing Date based on agreed termination dates with employees. Severance obligation was recorded to expense over the remaining employment period for notified employees. The Company recognized $6.5 million as general and administrative expenses and $5.4 million as research and development expenses related to severance expenses during the year ended December 31, 2025. The Company substantially paid in full the severance liability by December 31, 2025. The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting and exercise term modification for severed employees, which was fully recognized during the year ended December 31, 2025. The Company recognized ACELYRIN Merger transaction costs of $7.7 million in

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Following the Closing Date, the operating results of ACELYRIN have been included in the Company’s consolidated financial statements.

The ACELYRIN Merger is intended to be a reorganization under Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) Section 368(a). The Merger Agreement outlines the “plan of reorganization” within the meaning of the regulations issued under Internal Revenue Code Section 368(a) and the ACELYRIN Merger is intended to qualify as a tax-free reorganization for U.S. federal and state income tax purposes.

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

The Company’s financial instruments consist of Level 1 and Level 2 financial instruments. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$58,736	$—	$—	$58,736
Marketable securities, current
U.S. Treasury obligations	207,241	101,590	—	308,831
Corporate debt obligations	—	85,849	—	85,849
Commercial paper	—	52,402	—	52,402
Supranational debt obligations	—	7,971	—	7,971
Government development bank obligations	—	4,005	—	4,005
Marketable securities, non-current
U.S. Treasury obligations	30,093	—	—	30,093
Corporate debt obligations	—	16,510	—	16,510
Total assets	$296,070	$268,327	$—	$564,397

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$81,729	$—	$—	$81,729
U.S. Treasury obligations	3,971	—	—	3,971
Marketable securities, current
U.S. Treasury obligations	110,809	37,673	—	148,482
Corporate debt obligations	—	30,743	—	30,743
Commercial paper	—	27,672	—	27,672
Supranational debt obligations	—	7,922	—	7,922
Government development bank obligations	—	4,012	—	4,012
Total assets	$196,509	$108,022	$—	$304,531

The Company did not hold Level 3 financial instruments and there were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2026 and 2025.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$309,024	$21	$(214)	$308,831
Corporate debt obligations	85,951	3	(105)	85,849
Commercial paper	52,466	3	(67)	52,402
Supranational debt obligations	7,969	2	—	7,971
Government development bank obligations	4,003	2	—	4,005
Total marketable securities, current	459,413	31	(386)	459,058
Marketable securities, non-current:
U.S. Treasury obligations	30,175	—	(82)	30,093
Corporate debt obligations	16,540	—	(30)	16,510
Total marketable securities, non-current	46,715	—	(112)	46,603
Total marketable securities	$506,128	$31	$(498)	$505,661

	December 31, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$148,352	$129	$—	$148,481
Corporate debt obligations	30,720	24	—	30,744
Commercial paper	27,652	20	—	27,672
Supranational debt obligations	7,913	9	—	7,922
Government development bank obligations	4,006	6	—	4,012
Total marketable securities	$218,643	$188	$—	$218,831

Marketable securities classified as current as of March 31, 2026 and December 31, 2025 had contractual maturities of one year or less from the purchase date. Marketable securities classified as non-current as of March 31, 2026 had contractual maturities of greater than one year but less than two years.

As of March 31, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three months ended March 31, 2026 and 2025.

6.Balance Sheet Components

Restricted Cash

Restricted cash includes cash held at financial institutions that is pledged as collateral for stand-by letters of credit of $1.4

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million and $1.3 million related to lease commitments as of March 31, 2026 and December 31, 2025, respectively. The cash will be restricted until the termination or modification of the related lease agreements. Restricted cash of $0.1 million was classified as restricted cash, current and $1.3 million was classified as restricted cash, non-current in the condensed consolidated balance sheet as of March 31, 2026. Restricted cash of $1.3 million was classified as restricted cash, non-current in the condensed consolidated balance sheet as of December 31, 2025.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Interest receivable	$2,231	$1,343
Prepaid subscriptions	1,963	2,088
Tax receivable	499	740
Prepaid insurance	413	744
Prepaid credit voucher for clinical manufacturing	268	683
Other	659	1,142
Total other prepaid expenses and current assets	$6,033	$6,740

The prepaid credit voucher for clinical manufacturing was received by ACELYRIN in the third quarter of 2024 as part of an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of development of certain ACELYRIN programs. The prepaid credit voucher for clinical manufacturing may be used to settle invoices for services and raw materials from this vendor related to the lonigutamab product candidate. As of March 31, 2026, the prepaid credit voucher for clinical manufacturing included $0.3 million classified in other prepaid expenses and current assets and $5.8 million included in other assets, non-current.

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	Estimated Useful Life	March 31,	December 31,
	(in years)	2026	2025
Leasehold improvements	Shorter of useful life or lease term	$17,870	$17,655
Laboratory equipment	5	5,843	5,843
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		26,393	26,178
Less: Accumulated depreciation and amortization		(8,859)	(7,988)
Total property and equipment, net		$17,534	$18,190

Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued professional services	$6,699	$4,397
Accrued personnel and related expenses	5,528	17,581
Severance liability	—	244
Other	361	81
Total other accrued expenses and current liabilities	$12,588	$22,303

7.	Revenue

Kaken Collaboration Agreement

On March 25, 2025 (the “Effective Date”), the Company entered into the Kaken Collaboration Agreement. Under the terms of the Kaken Collaboration Agreement, the Company granted to Kaken an exclusive right to develop, manufacture and commercialize envu for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Kaken Collaboration Agreement, the Company is responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture, and commercialization activities. The Kaken Collaboration Agreement further provides that the Company will retain rights to envu in all other indications and geographies.

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

The Company evaluated the Kaken Collaboration Agreement and concluded it was within the scope of ASC 606. As of the Effective Date, the Company identified four performance obligations: (1) license to develop, manufacture and commercialize envu (the “License Obligation”), (2) development services that support the global development of envu (the “Development Services Obligation”), (3) the manufacture of the clinical supply in Japan (the “Manufacturing Services Obligation”) and (4) a material right related to the option for rheumatology disease (the “Material Right Obligation”). The License Obligation was considered functional intellectual property and distinct from other promises under the contract, as Kaken can benefit from the license on its own or together with other readily available resources. The Development Services Obligation and Manufacturing Services Obligation were considered distinct as Kaken could benefit from both of these separately with the license transferred by the Company at the inception of the agreement. The option in the rheumatology field contained a material right because its exercise does not require payment of a fee that is commensurate with the value of the additional license. No material right was assigned to the gastrointestinal field since its estimated fair value did not

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exceed the exercise price of the option.

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

The Company recognized revenue of zero and $17.4 million for the three months ended March 31, 2026 and 2025, respectively, related to the License Obligation and $1.7 million and zero for the three months ended March 31, 2026 and 2025, respectively, related to the Development Services Obligation and Manufacturing Services Obligation. As of March 31, 2026, collaboration revenue receivable was less than $1 thousand, deferred revenue, current was $6.3 million and deferred revenue, non-current was zero. As of December 31, 2025, collaboration revenue receivable was less than $0.1 million, deferred revenue, current was $1.5 million and deferred revenue, non-current was $2.6 million. Revenue recognized during the period that was included in deferred revenue at the beginning of the period was $1.5 million and zero for the three months ended March 31, 2026 and 2025, respectively. The aggregate estimated amount of transaction price that was unsatisfied as of March 31, 2026 was $15.8 million, of which, $12.5 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of March 31, 2026 related to the Material Right Obligation and is deferred until the option is exercised or expires.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

development milestone, as well as any other future milestone or royalty payments, through litigation. The matter remains pending.

8.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. The Company recognized $0.1 million and $0.3 million as research and development expenses under the services agreement for the three months ended March 31, 2026 and 2025, respectively. There were no accrued expenses under the services agreement as of March 31, 2026 or December 31, 2025.

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

In December 2024, the Company entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease has a contractual termination date of December 2026, with the right to extend the lease for an additional two years subject to certain conditions. The Company determined that, for accounting purposes, the commencement date of the lease is in January 2025 and the lease term ends in December 2026, as it was not reasonably certain that the lease would be extended. As of the commencement date, future lease payments totaled $1.9 million and the lease liability was calculated to be $1.8 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 7.9%. In April 2026, the Company entered into an amended agreement to extend the lease for an additional two years ending in December 2028, with undiscounted lease payments totaling $2.1 million over this period. The amended agreement has an option to extend the lease for an additional two years subject to certain conditions.

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease and sublease agreements. In January 2023, ACELYRIN entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30,500, subject to an annual 3.0% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In December 2025, the Company entered into an agreement to sublease the entirety of its Southern California leased space through August 24, 2028, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three months ended March 31, 2026. In April 2026, the Company delivered a notice of termination to the sublessee, and the sublease was legally terminated in April 2026.

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $150,000, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In February 2025,

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three months ended March 31, 2026.

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$1,299	$1,115
Variable lease costs	279	351
Total lease costs	$1,578	$1,466

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$2,235	$1,468

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	6.6	6.8
Weighted-average incremental borrowing rate	11.6%	11.6%

Future minimum lease payments under non-cancelable leases as of March 31, 2026, were as detailed below (in thousands):

2026 (remainder of the year)	$6,250
2027	7,648
2028	7,765
2029	7,205
2030	5,848
Thereafter	16,009
Total undiscounted lease payments	50,725
Less: Imputed interest	(15,061)
Total operating lease liabilities	$35,664

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. (the “FronThera Acquisition”), and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, the Company met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. No additional milestones were achieved or were probable of being achieved as of March 31, 2026.

License and Commercialization Agreement with Pierre Fabre

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights and obligations under the March 25, 2021 license and commercialization agreement with Pierre Fabre Medicament SAS (“Pierre Fabre”), as amended (the “Pierre Fabre Agreement”), through which ACELYRIN received certain exclusive worldwide licenses with the right to sublicense certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits the Company from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.

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

No milestones were achieved or were probable of being achieved as of March 31, 2026.

Purchase Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable commitments under ACELYRIN contracts. The total value of non-cancellable purchase commitments under contracts was $1.5 million as of March 31, 2026. This presentation of non-cancellable purchase commitments does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

Legal Contingencies

From time to time, the Company has and may become involved in legal proceedings arising in the ordinary course of business, any or all of which could have a material adverse impact on the Company, including its financial position. The

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. As of March 31, 2026, the Company did not consider any payment to be probable or reasonably estimable and had not accrued for any potential liability relating to this lawsuit.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

10.	Stockholders’ Equity

As of March 31, 2026, the Company was authorized to issue up to 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with par values of $0.0001 per share. As of March 31, 2026, there were no shares of preferred stock issued or outstanding, 123,169,838 shares of voting common stock issued and outstanding and 4,059,908 shares of non-voting common stock issued and outstanding.

The holders of voting and non-voting common stock have the same rights except that non-voting common stock does not have voting rights, except as may be required by law. Each holder of non-voting common stock has a right to convert each share of non-voting common stock to one share of voting common stock subject to the following limitations. At any time

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Common stock reserved for issuance consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Stock options issued and outstanding	22,519,214	20,353,098
RSUs issued and outstanding	3,280,326	2,527,377
Shares available for grant under the 2024 Equity Incentive Plan	1,008,617	597,112
Shares available for grant under the 2024 Employee Stock Purchase Plan	1,852,401	805,334
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,264,397	6,585,521
Shares available for grant under the 2024 Performance Option Plan	200,627	200,208
Total	35,125,582	31,068,650

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff vesting. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The Company recognized zero and less than $0.1 million of stock-based compensation expense for the three months ended March 31, 2026 and 2025.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The terms of the 2021 Plan permit option holders to exercise stock options before their stock options are vested. The shares of common stock granted upon early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

2024 Performance Option Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Performance Option Plan (the “2024 POP”). The Company reserved 1,880,680 shares of common stock issuable under the 2024 POP. The 2024 POP permits grants of ISOs, NSOs and restricted stock awards to the Company’s employees, directors and consultants.

In May 2024, the Company granted NSOs to employees to purchase 1,880,680 shares of common stock at an exercise price of $10.19 under the 2024 POP. Stock options generally vest on the date when the Company meets certain common stock public market price specified targets after the end of the IPO lock-up period, subject to continuous service through each respective vest date. The price targets are calculated based on the volume weighted average price per share over 30 consecutive trading dates, in accordance with the grant terms. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable six-year performance period. The service condition includes monthly vesting over 36 months from the vesting commencement date and the employee’s continuous service with the Company through each such monthly vesting date. The terms of the 2024 POP permit option holders to exercise stock options before their stock options are vested, if the market condition has been met.

2024 Equity Incentive Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 EIP, which became effective on June 27, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company reserved 7,800,000 new shares of common stock for issuance under the 2024 EIP. In addition, up to 6,829,339 shares subject to awards under the 2021 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, were authorized to be added to the 2024 EIP. The 2024 EIP also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such lesser number of shares as determined by the board of directors prior to the applicable January 1. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 EIP by 5,235,338 on January 1, 2026. No more than 43,888,017 shares of common stock may be issued under the 2024 EIP.

The 2024 EIP allows the Company to grant equity awards to its officers, employees, directors and consultants. The 2024 EIP provides for the grant of ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights, performance awards and other stock-based awards. Stock options under the 2024 EIP may be granted for periods of up to 10 years at exercise prices no less than the fair market value of common stock on the date of grant; provided, however, that the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Stock options and RSUs granted under the 2024 EIP generally vest over four years. The grant date fair market value of all awards made under the 2024 EIP and all cash compensation paid by the Company to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The terms of the 2024 EIP do not permit option holders to exercise stock options before their stock options are vested.

ACELYRIN Plans

Pursuant to the Merger Agreement, the Company assumed certain stock options, RSUs and performance RSUs outstanding under the ACELYRIN, Inc. 2020 Stock Option and Grant Plan, as amended (the “ACELYRIN 2020 Plan”), the

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock options that were outstanding under the ACELYRIN Plans immediately prior to the Closing Date were assumed by the Company and converted into stock options to purchase the Company’s common stock. RSUs that were outstanding and unvested immediately prior to the Closing Date were assumed by the Company and converted into the Company’s RSU awards. Performance RSUs outstanding and unvested immediately prior to the Closing Date were converted into the Company’s RSU awards subject only to a service vesting condition.

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the three months ended March 31, 2026 and includes early exercised shares as part of stock options exercised:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	18,672,626	$8.56	6.7	$44,015
Granted	4,459,928	$26.27
Exercised	(2,177,964)	$10.68		$802
Forfeited or expired	(115,429)	$12.10
Outstanding, vested and expected to vest as of March 31, 2026	20,839,161	$12.11	7.80	$11,556
Exercisable as of March 31, 2026	9,695,191	$10.13	5.90	$2,098

Total exercisable shares of 9,695,191 as of March 31, 2026 included 1,675,362 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the three months ended March 31, 2026 and 2025 was $7.4 million and $3.4 million, respectively.

The following table summarizes the Company’s stock option activity under the 2024 POP for the three months ended March 31, 2026:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,680,472	$10.19	8.3	$—
Granted	—	$—
Forfeited or expired	(419)	$10.19
Outstanding, vested and expected to vest as of March 31, 2026	1,680,053	$10.19	8.1	$—
Exercisable as of March 31, 2026	—	$—	—	$—

Valuation of Stock Options Granted under Non-Performance Plans

The weighted-average grant date fair value of stock options granted for the three months ended March 31, 2026 and 2025

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was $20.80 and $4.10 per stock option, respectively.

The fair value of stock options granted for the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.04 - 6.06	6.04 - 6.08
Volatility	96.34% - 96.71%	98.84% - 99.18%
Risk-free interest rate	3.81% - 3.92%	4.04% - 4.65%
Dividend yield	0.00%	0.00%

Expected Term

The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the stock options’ vesting terms and contractual terms, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, share repurchase liability related to unvested shares was $0.1 million and $0.1 million, respectively, and was classified as share repurchase liability in the condensed consolidated balance sheets.

The following table summarizes the Company’s early exercised shares activity for the three months ended March 31, 2026:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2025	13,681	$9.01
Vested	(3,201)	$9.13
Unvested as of March 31, 2026	10,480	$8.97

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company initially reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 ESPP by 1,047,067 on January 1, 2026. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the three months ended March 31, 2026, no shares of common stock were purchased under the 2024 ESPP.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2024 ESPP for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Expected term (in years)	0.49
Volatility	67.54%
Risk-free interest rate	3.75%
Dividend yield	0.00%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table summarizes the Company’s unvested RSUs activity for the three months ended March 31, 2026:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested as of December 31, 2025	2,527,377	$4.01
RSUs granted	877,331	$25.08
RSUs released	(47,509)	$5.20
RSUs forfeited	(76,873)	$5.96
Unvested as of March 31, 2026	3,280,326	$9.59

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$7,352	$3,719
General and administrative	4,987	3,276
Total stock-based compensation expense	$12,339	$6,995

The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss by award type for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$10,463	$6,803
RSUs	1,560	—
ESPP	316	186
Restricted stock awards	—	6
Total stock-based compensation expense	$12,339	$6,995

Stock-based compensation expense related to non-employee awards was $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense related to the 2024 POP was $1.4 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, unrecognized stock-based compensation expense for all stock awards was $161.2 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

12.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In November 2025, the Company’s board of directors approved a Company match of 100% of participating

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

employee’s deferral contribution up to 3% of eligible compensation and a 50% match of participating employees’ deferral contribution from 3% to 5% of eligible compensation, effective from January 1, 2026. The Company contributed $0.9 million to the 401(k) plan during the three months ended March 31, 2026.

13.	Net Loss Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(93,053)	$(98,963)
Denominator:
Weighted-average shares of common stock outstanding	125,062,435	54,407,327
Less: Weighted-average shares of common stock subject to repurchase	(11,790)	(127,063)
Weighted-average shares of common stock outstanding, basic and diluted	125,050,645	54,280,264
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.82)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	March 31,	March 31,
	2026	2025
Stock options issued and outstanding	22,519,214	13,245,589
RSUs issued and outstanding	3,280,326	—
Common stock issuable under the 2024 ESPP	255,890	158,031
Early exercised stock options and unvested restricted common stock	10,480	102,950
Total	26,065,910	13,506,570

14.	Segment Reporting

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the significant expense categories included within consolidated net loss presented in the Company’s condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
License revenue	$—	$17,389
Collaboration revenue	1,741	—
Total revenue	1,741	17,389
Operating expenses:
Research and development expenses
External costs
CROs, CMOs and clinical trials	40,928	65,072
Professional consulting services	6,804	6,403
Other research and development costs	2,370	2,296
Internal costs
Personnel-related costs	26,065	17,659
Facilities and overhead costs	5,373	5,192
Total research and development expense	81,540	96,622
General and administrative expenses	18,610	22,295
Total operating expenses	100,150	118,917
Loss from operations	(98,409)	(101,528)
Total other income (expense), net	5,356	2,565
Net loss before income taxes	(93,053)	(98,963)
Income tax benefit	—	—
Net loss	$(93,053)	$(98,963)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q in conjunction with the financial statements and related notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2026. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Our mission is to significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies. Our name, Alumis, captures our mission to enlighten immunology, and is inspired by the words “allumer”—French for illuminate—and “immunis”—Latin for the immune system.

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: envu, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. Envu is currently being evaluated in an ongoing Phase 2 open-label extension (“OLE”) trial, as well as a Phase 3 long-term extension (“LTE”) trial in patients with PsO and we plan to submit an NDA for envu in PsO to the U.S. Food and Drug Administration (“FDA”) in the second half of 2026. Envu completed enrollment in the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, and we reported positive topline results in the first quarter of 2026. In addition, envu is currently being evaluated in a Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report topline results in the third quarter of 2026. We are currently evaluating additional immune-mediated disease indications for envu, beyond PsO and SLE, and for A-005 in CNS and peripheral diseases. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported initial results in December 2024. In addition, in connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of TED. In May 2026, we completed our strategic review of the lonigutamab program, and decided to explore strategic alternatives for the program.

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

We have incurred significant operating losses and negative cash flows since our inception. Our net loss for the three months ended March 31, 2026 and 2025 was $93.1 million and $99.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $994.9 million.

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

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	prepare to submit an NDA for envu in PsO in the second half of 2026, including as we conduct activities, including CMC activities, that are required to complete our planned NDA submission;
●	explore additional indications for our existing product candidates;
●	hire additional clinical and scientific personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under the FronThera Acquisition, the Pierre Fabre Agreement, the Kaken Collaboration Agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operating as a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

We do not currently own or operate any manufacturing facility. We rely on CMOs to produce our product candidates in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations for use in our clinical studies. We have entered into development and manufacturing agreements with various CMOs relating to process development, manufacturing of drug substance and drug product, and quality testing of our product candidates. We expect to rely on our CMOs in the future for the manufacturing of our product candidates in order to expedite readiness for future clinical trials. Most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us with greater flexibility and control over our clinical or commercial manufacturing needs.

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

Controlled Equity OfferingSM

On March 18, 2026, we entered into the Sales Agreement with Cantor as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, at our option, the ATM Shares. The ATM Shares include shares of our common stock having an aggregate offering price of up to $300.0 million. The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of March 31, 2026, no ATM Shares were sold under the Sales Agreement.

Public Offering of Common Stock

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

ACELYRIN Merger

On February 6, 2025, we entered into a Merger Agreement with ACELYRIN and Merger Sub, a Delaware corporation and a direct wholly owned subsidiary. The Merger Agreement was approved by the disinterested directors on our board of directors and the board of directors of ACELYRIN and was approved by the stockholders of each company on May 13, 2025. On May 21, 2025, we completed the ACELYRIN Merger for a purchase consideration of $238.1 million that included the issuance of 48,653,549 shares of our common stock and the fair value of replacement awards attributable to pre-combination services, to acquire net assets with a fair value of $426.0 million. See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the United States imposed higher “reciprocal” tariffs on numerous other territories, including European Union (“EU”) member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, in 2025, the Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients. Given the volatility and uncertainty regarding the scope and duration of  tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain and increase our costs. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through March 31, 2026, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, including amortization of premiums and accretion of discounts on marketable securities and the gain on bargain purchase.

At the closing of the ACELYRIN Merger in May 2025, we recognized a gain on bargain purchase which represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date. The gain on bargain purchase was recognized as other income in the condensed consolidated statements of operations and comprehensive loss as of the Closing Date of the ACELYRIN Merger. See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations and Comprehensive Loss

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue:
License revenue	$—	$17,389	$(17,389)	*
Collaboration revenue	1,741	—	1,741	*
Total revenue	1,741	17,389	(15,648)	(90)%
Operating expenses:
Research and development expenses	81,540	96,622	(15,082)	(16)%
General and administrative expenses	18,610	22,295	(3,685)	(17)%
Total operating expenses	100,150	118,917	(18,767)	(16)%
Loss from operations	(98,409)	(101,528)	3,119	(3)%
Other income (expense):
Interest income	5,349	2,609	2,740	105%
Other income (expense), net	7	(44)	51	(116)%
Total other income (expense), net	5,356	2,565	2,791	109%
Net loss	$(93,053)	$(98,963)	$5,910	(6)%
*	not meaningful

Revenue

We recognized license revenue of zero and $17.4 million, and collaboration revenue of $1.7 million and zero for the three months ended March 31, 2026 and 2025, respectively, related to the Kaken Collaboration Agreement. At inception of the contract, we allocated the transaction price to the License Obligation and Development Services Obligation by allocating the transaction price based on the relative standalone selling price of each obligation. The license revenue was recognized upon the transfer of the license to Kaken in March 2025. We expect to recognize revenue under the Development Services Obligation and Manufacturing Services Obligation through the term of the Kaken Collaboration Agreement as the services are performed. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Research and Development Expenses

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
External costs:
CROs, CMOs and clinical trials	$40,928	$65,072	(24,144)	(37)%
Professional consulting services	6,804	6,403	401	6%
Other research and development costs	2,370	2,296	74	3%
Internal costs:
Personnel-related costs	26,065	17,659	8,406	48%
Facilities and overhead costs	5,373	5,192	181	3%
Total research and development expense	$81,540	$96,622	$(15,082)	(16)%

Research and development expenses decreased by $15.1 million, to $81.5 million for the three months ended March 31, 2026, from $96.6 million for the three months ended March 31, 2025.

CRO, CMO and clinical trials expenses decreased by $24.1 million, to $40.9 million for the three months ended March 31, 2026, from $65.1 million for the three months ended March 31, 2025. The decrease was primarily due to lower clinical trial and CRO expenses reflecting the progression of our envu clinical program following the completion of enrollment and reporting of positive topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO.

Professional consulting services expenses increased by $0.4 million, to $6.8 million for the three months ended March 31, 2026, from $6.4 million for the three months ended March 31, 2025. The increase was primarily due to higher professional services costs incurred to support the envu clinical program including dissemination efforts related to reporting of topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO.

Other research and development costs increased by $0.1 million, to $2.4 million for the three months ended March 31, 2026, from $2.3 million for the three months ended March 31, 2025, primarily due to the timing of preclinical studies related to our development programs and research pipeline.

Personnel-related costs increased by $8.4 million, to $26.1 million for the three months ended March 31, 2026, from $17.7 million for the three months ended March 31, 2025, primarily due to an increase in research and development headcount, and included an increase in stock-based compensation expense of $3.6 million driven by additional equity awards granted, as well as employer contributions to our 401(k) plan reflecting a matching program effective January 1, 2026.

Facilities and overhead costs increased by $0.2 million, to $5.4 million for the three months ended March 31, 2026, from $5.2 million for the three months ended March 31, 2025, primarily due to an increase in information technology and facilities expenses allocated to research and development activities.

External Costs by Program

The following table summarizes our external costs by program for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Envu	$43,156	$66,492
A-005	846	3,616
Lonigutamab	232	—
Other programs and research and development activities	5,868	3,663
Total external research and development expense	$50,102	$73,771

During the three months ended March 31, 2026, our external research and development expenses were primarily related to the clinical development of the envu program and, to a lesser extent, the A-005 and lonigutamab development programs and our research pipeline.

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million, to $18.6 million for the three months ended March 31, 2026, from $22.3 million for the three months ended March 31, 2025.

Personnel-related expenses increased by $3.2 million, to $10.6 million for the three months ended March 31, 2026, from $7.4 million for the three months ended March 31, 2025, primarily due to an increase in general and administrative headcount, and included an increase in stock-based compensation expense of $1.7 million driven by additional equity awards granted, as well as employer contributions to our 401(k) plan, reflecting a matching program effective January 1, 2026.

Professional consulting services and other expenses decreased by $6.4 million, to $7.5 million for the three months ended March 31, 2026, from $13.9 million for the three months ended March 31, 2025, primarily due to ACELYRIN Merger transaction costs incurred in the prior year and a decrease in consulting and accounting costs, partially offset by an increase in legal and market research services to support our growth and business development activities.

Other Income (Expense), Net

Total other income (expense), net increased by $2.8 million, to $5.4 million for the three months ended March 31, 2026, from $2.6 million for the three months ended March 31, 2025.

Interest income increased by $2.7 million, to $5.3 million for the three months ended March 31, 2026, from $2.6 million for the three months ended March 31, 2025, primarily due to higher balances of cash equivalents and marketable securities held.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have primarily funded our operations through the issuance of common stock, including in connection with the ACELYRIN Merger and our IPO and a concurrent private placement transaction, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements, and, most recently, the public offering of common stock which closed on January 9, 2026, as well as cash payments received under the Kaken Collaboration Agreement.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $569.5 million as of March 31, 2026, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations.

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

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(87,082)	$(80,355)
Net cash (used in) provided by investing activities	(285,686)	39,428
Net cash provided by financing activities	346,988	—
Net decrease in cash, cash equivalents and restricted cash	$(25,780)	$(40,927)

Operating Activities

Net cash used in operating activities was $87.1 million and $80.4 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash used in operating activities for the three months ended March 31, 2026 included net loss of $93.1 million and changes in operating assets and liabilities of $6.3 million, partially offset by non-cash items totaling $12.3 million. Non-cash items included $12.3 million related to stock-based compensation expense, $0.9 million related to depreciation and amortization, $0.6 million related to non-cash lease expense and $0.4 million related to impairment of long-lived assets, partially offset by $2.0 million related to net accretion of discounts on marketable securities. The changes in operating assets and liabilities included a decrease of $9.7 million in other accrued expenses and current liabilities, a decrease of $1.2 million in operating lease liabilities, an increase of $0.5 million in other assets, non-current, and an increase of $0.4 million in research and development prepaid expenses, partially offset by an increase of $2.3 million in deferred revenue, an increase of $1.4 million in accounts payable, an increase of $1.2 million in research and development accrued expenses, and a decrease of $0.8 million in other prepaid expenses and other assets.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 of $285.7 million was related to purchases of marketable securities of $428.4 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $142.9 million.

Net cash provided by investing activities for the three months ended March 31, 2025 of $39.4 million was related to proceeds from maturities of marketable securities of $64.0 million, partially offset by purchases of marketable securities of $24.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 of $347.0 million was related to proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs of $323.8 million and proceeds of common stock upon exercise of stock options of $23.2 million.

Contractual Obligations and Commitments

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of March 31, 2026, we had total undiscounted lease payment obligations under non-cancelable leases of $50.7 million, including $6.3 million payable through December 31, 2026. See Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

FronThera Contingent Consideration

On March 5, 2021, we entered into the FronThera Acquisition, and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss. In July 2024, we met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024, which was recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. No additional milestones were achieved or were probable of being achieved as of March 31, 2026.

License and Commercialization Agreement with Pierre Fabre

Upon the closing of the ACELYRIN Merger, we became the successor to ACELYRIN’s rights and obligations under the Pierre Fabre Agreement. We received certain exclusive worldwide licenses with the right to sublicense certain patents, know-how and other intellectual property to develop, manufacture, use and commercialize lonigutamab for non-oncology therapeutic indications. The license from Pierre Fabre extends to any product containing lonigutamab (excluding any fragments or derivatives) as its sole active ingredient (each, a “PF Licensed Product”). The Pierre Fabre Agreement prohibits us from using the licensed intellectual property in any antibody drug conjugate, multi-specific antibodies or any other derivatives of lonigutamab.

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

No milestones were achieved or were probable of being achieved as of March 31, 2026.

Purchase Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. The total value of non-cancellable obligations under contracts was $1.5 million as of March 31, 2026. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report on Form 10-K filed with the SEC on March 19, 2026. If actual results or events differ materially from the estimates and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the benefits of controls and procedures must be considered relative to their costs.

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

Item 1A. Risk Factors

Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of envu, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.

●	Our business is highly dependent on the success of our most advanced product candidate, envu, and we cannot guarantee that envu will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors’ and licensees’ pending patent applications will issue or that patents based on our or any current or future licensors’ and licensees’ patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We have and may continue to form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules; contractual obligations; policies; and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences for our business, results of operations and financial condition
●	We may have conflicts with any current or future licensors, licensees, collaborators or strategic partners that could delay or prevent the development or commercialization of our product candidates.

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

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three months ended March 31, 2026 and 2025, we incurred net loss of $93.1 million and $99.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $994.9 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. For example, in March 2026, we entered into a Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. We could also be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Once initiated, clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, lonigutamab’s potential to improve on the safety and side-effect profile of the sole currently-approved therapy in the United States for the treatment of TED is unproven. In particular, if lonigutamab is shown to have similar adverse events or side effects as the existing therapy, or other safety or tolerability concerns, such as hearing impairment, then an opportunity to disrupt the current standard of care in TED will be limited or precluded altogether. In this regard, ACELYRIN observed certain adverse events in its Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. Following completion of our strategic review of the lonigutamab program, we decided to explore strategic alternatives for lonigutamab. There can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all, and the foregoing observed adverse events, among other factors, could limit our ability to realize value from the program. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials, and we have experienced and may experience setbacks in our programs in the future. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of such product candidates.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. In the EU, the EU Clinical Trials Regulation (“CTR”) became applicable on January 31, 2022, repealing and replacing the Clinical Trials Directive. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU member state, leading to a single decision for each EU member state. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU member states in which the trial is to be conducted, and a separate assessment by each EU member state with respect to specific requirements related to its own territory, including ethics rules. Each EU member state’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

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

We have conducted, are currently conducting, and may in the future conduct, clinical trials outside the United States, including (without limitation) in the EU, the United Kingdom (“UK”), Japan, Latin America and Asia-Pacific countries. We expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

We are also developing A-005, which has potential applications in multiple sclerosis (“MS”) and other neuroinflammatory and neurodegenerative diseases. There are several therapies available for the treatment of relapsing forms of MS, including interferon beta regulators, monoclonal antibodies, synthetic immunomodulatory drugs and S1P receptor modulators.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, envu, which is still in clinical development, and expect that we will continue to invest heavily in envu, as well as our second product candidate, A-005, and any future product candidates we may develop. Additionally, in May 2026, we completed our strategic review of the lonigutamab program, ACELYRIN’s lead product candidate. While we decided to explore strategic alternatives for the lonigutamab program, there can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval of an NDA or Biologics License Application from the FDA. Similar approvals are required in order to market product candidates in foreign countries. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

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

In addition, FDA and foreign regulatory authorities may change their policies and new regulations may be enacted. For instance, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma

Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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

As of March 31, 2026, we had 225 full-time and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, most of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in India and in Taiwan. We also rely on precursor compounds, other materials, and manufacturing services sourced from multiple countries, including the EU and South Korea, to advance our research and development and manufacturing efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. For example, as a result of the ACELYRIN Merger, we now operate our historical core business along with the acquired ACELYRIN business as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be difficulties, costs and delays involved in the integration of our historical core business with the acquired ACELYRIN business, including as a result of challenges relating to the diversion of management’s attention, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the ACELYRIN Merger or the acquired ACELYRIN business. We have also incurred substantial expenses in connection with and as a result of completing the ACELYRIN Merger and may incur additional expenses as we continue to finalize integration of the businesses, operations, policies and procedures of the combined company. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with the ACELYRIN Merger, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of the ACELYRIN Merger or any other such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could adversely affect our business, financial condition, results of operations and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $281.2 million and U.S. states net operating loss carryforwards of $5.9 million. Under the Internal Revenue Code, our U.S. federal net operating losses arising in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses in a taxable year is limited to 80% of taxable income in such year.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. The One Big Beautiful Bill Act (the “OBBBA”) enacted in July 2025, the Inflation Reduction Act (“IRA”) enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental (“R&E”) expenditures over five and fifteen years, respectively. The OBBBA restores the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retains the capitalization and amortization requirement for foreign R&E expenditures. In addition, the IRA includes provisions that impact the U.S. federal income taxation of certain corporations, including a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation, possibly with retroactive effect. Additionally, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

We have in the past and may in the future expend significant resources and modify our business activities to try to protect against security incidents. While we take steps designed to anticipate, detect and remediate threats and vulnerabilities, because the threats and techniques used to exploit such vulnerabilities and gain unauthorized access to, to sabotage or otherwise compromise systems change frequently, are often sophisticated in nature, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement and maintain adequate preventative measures. Therefore, such vulnerabilities have and could be exploited but may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities and we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our information security policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and sensitive information.

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

The future impairment of acquired IPR&D intangible assets related to the ACELYRIN Merger may negatively affect our results of operations and financial position.

As of March 31, 2026, we had $51.0 million of acquired IPR&D intangible assets related to the ACELYRIN Merger. As of March 31, 2026, we evaluated our acquired IPR&D intangible asset for indicators of impairment and concluded that no such indicators were present. In May 2026, following completion of our strategic review of the lonigutamab program, we decided to explore strategic alternatives, the outcome of which could represent an event or change in circumstances requiring an interim impairment assessment of the acquired IPR&D intangible asset. Acquired IPR&D intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of acquired IPR&D intangible assets occur.

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

We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors’

and licensees’ pending patent applications will issue or that patents based on our or any current or future licensors’ and licensees’ patent applications will not be challenged and rendered invalid and/or unenforceable.

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

In spite of our efforts, licensors might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. In addition, our exploration and any potential consummation of strategic alternatives for the lonigutamab program may require us to seek amendments to, or waivers under, our existing license agreement with Pierre Fabre, and there can be no assurance that such amendments or waivers would be agreed to on commercially acceptable terms or at all. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from developing or commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses and compete with our existing product candidates. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.

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

We have entered into the Kaken Collaboration Agreement with Kaken, pursuant to which we have granted Kaken an exclusive license to develop, manufacture and commercialize envu for dermatology indications in Japan. Under the Kaken Collaboration Agreement, Kaken has options to expand the license into rheumatological and gastrointestinal indications in Japan, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. We retain global rights to envu outside of those granted to Kaken. In addition, any future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse, referred to as TrumpRx, for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among other things, impact the drug approval process and make changes to the Medicare Drug Price Negotiation

Program.

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
●	the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	the Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information on certain payments and other transfers of value to clinicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by the clinicians described above and their immediate family members;
●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
●	certain state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third parties for the manufacture of APIs, bulk drug substances, raw materials, samples, components and other materials for our product candidates for clinical testing, as well as for the manufacture of any products candidates that we commercialize, if approved. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or will be of satisfactory quality or be available at acceptable prices. In addition, if any biotechnology companies or CMOs become subject to trade restrictions, sanctions, or other regulatory requirements by the U.S. government, such actions could restrict or even prohibit our ability to work with such entities. Such disruption could have adverse effects on the development of our product candidates and our business operations. Also, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

Based on the beneficial ownership of our capital stock as of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the United States imposed higher “reciprocal” tariffs on numerous other territories, including EU member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, in 2025, the Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients. Given the volatility and uncertainty regarding the scope and duration of  tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain and increase our costs. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

None.

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

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
*	Filed herewith.
#

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)