Form 10-Q
period 2026-06-30
ALUMIS INC.
filed 2026-08-13
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, the registrant had 129,435,239 shares of voting common stock, $0.0001 par value per share, and zero shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including our plans to submit a New Drug Application (“NDA”) for envudeucitinib (“envu”), formerly known as ESK-001, in moderate-to-severe plaque psoriasis (“PsO”) in the fourth quarter of 2026;
●	the potential for our product candidate envu to transform the treatment landscape for IL-23/IL-17—driven diseases as well as those driven by Type I interferon;
●	the potential for envu to meaningfully elevate care for and effectively reduce the full burden of disease for patients with PsO;
●	our plans relating to the research and development of our product candidates, including the timing of clinical trial initiation and related preparatory work, clinical trial progress and results (for example, the timing of our topline readout in our LUMUS Phase 2b trial), as well as clinical trial completion;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from our existing or any future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments;
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;

●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or product candidates in development;
●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,706	$89,670
Restricted cash	—	82
Marketable securities, current	438,587	218,831
Research and development prepaid expenses	4,388	2,909
Other prepaid expenses and current assets	7,403	6,740
Total current assets	514,084	318,232
Restricted cash, non-current	1,388	1,301
Property and equipment, net	16,847	18,190
Intangible assets	9,135	50,959
Operating lease right-of-use assets, net	17,270	16,971
Other assets, non-current	1,894	6,287
Total assets	$560,618	$411,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,800	$10,106
Research and development accrued expenses	35,572	34,781
Other accrued expenses and current liabilities	16,370	22,303
Deferred revenue, current	6,669	1,458
Operating lease liabilities, current	4,822	4,670
Total current liabilities	76,233	73,318
Operating lease liabilities, non-current	31,605	32,244
Deferred tax liability	383	2,140
Share repurchase liability	71	123
Deferred revenue, non-current	—	2,611
Other liabilities, non-current	168	207
Total liabilities	108,460	110,643
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of June 30, 2026 and December 31, 2025; 124,445,537 and 99,084,365 voting shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	9
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of June 30, 2026 and December 31, 2025; 4,059,908 and 5,622,408 non-voting shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	1,589,979	1,202,975
Accumulated other comprehensive income (loss)	(683)	188
Accumulated deficit	(1,137,150)	(901,876)
Total stockholders’ equity	452,158	301,297
Total liabilities and stockholders’ equity	$560,618	$411,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
License revenue	$—	$—	$—	$17,389
Collaboration revenue	1,662	2,666	3,403	2,666
Total revenue	1,662	2,666	3,403	20,055
Operating expenses:
Research and development expenses, including related party expenses of $399, $259, $465 and $521 for the three and six months ended June 30, 2026 and 2025, respectively	85,337	108,755	166,877	205,377
General and administrative expenses	23,356	34,450	41,966	56,745
Intangible assets impairment loss	41,824	—	41,824	—
Total operating expenses	150,517	143,205	250,667	262,122
Loss from operations	(148,855)	(140,539)	(247,264)	(242,067)
Other income (expense):
Gain on bargain purchase	—	187,907	—	187,907
Interest income	4,948	3,430	10,297	6,039
Other income (expenses), net	(71)	(38)	(64)	(82)
Total other income (expense), net	4,877	191,299	10,233	193,864
Net income (loss) before income taxes	(143,978)	50,760	(237,031)	(48,203)
Income tax benefit	1,757	8,561	1,757	8,561
Net income (loss)	$(142,221)	$59,321	$(235,274)	$(39,642)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(216)	30	(871)	(18)
Total comprehensive income (loss)	$(142,437)	$59,351	$(236,145)	$(39,660)
Net income (loss) per share attributable to common stockholders, basic	$(1.11)	$0.78	$(1.86)	$(0.61)
Net income (loss) per share attributable to common stockholders, diluted	$(1.11)	$0.77	$(1.86)	$(0.61)
Weighted-average shares of common stock outstanding, basic	127,690,254	76,477,144	126,377,692	65,440,021
Weighted-average shares of common stock outstanding, diluted	127,690,254	76,635,895	126,377,692	65,440,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	104,706,773	$10	$1,202,975	$188	$(901,876)	$301,297
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs of $21,260	20,297,500	2	323,797	—	—	323,799
Issuance of common stock upon exercise of stock options	2,177,964	—	23,265	—	—	23,265
Issuance of common stock upon vesting of restricted stock units	47,509	—	—	—	—	—
Vesting of early exercised stock options	—	—	29	—	—	29
Stock-based compensation expense	—	—	12,339	—	—	12,339
Other comprehensive income (loss), net	—	—	—	(655)	—	(655)
Net income (loss)	—	—	—	—	(93,053)	(93,053)
Balance at March 31, 2026	127,229,746	$12	$1,562,405	$(467)	$(994,929)	$567,021

Issuance of common stock upon exercise of stock options	1,001,393	—	11,708	—	—	11,708
Issuance of common stock upon vesting of restricted stock units	21,156	—	—	—	—	—
Issuance of common stock under the 2024 Employee Stock Purchase Plan	253,150	—	1,570	—	—	1,570
Vesting of early exercised stock options	—	—	23	—	—	23
Stock-based compensation expense	—	—	14,273	—	—	14,273
Other comprehensive income (loss), net	—	—	—	(216)	—	(216)
Net income (loss)	—	—	—	—	(142,221)	(142,221)
Balance at June 30, 2026	128,505,445	$12	$1,589,979	$(683)	$(1,137,150)	$452,158

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	(48)	—	(48)
Net income (loss)	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

Issuance of common stock and equity awards in connection with the ACELYRIN Merger	48,653,549	5	238,072	—	—	238,077
Issuance of common stock upon vesting of restricted stock units	798,751	—	—	—	—	—
Issuance of common stock under the 2024 Employee Stock Purchase Plan	184,633	—	766	—	—	766
Vesting of early exercised stock options	—	—	184	—	—	184
Repurchase of common stock issued upon early exercise of stock options	(1,783)	—	—	—	—	—
Stock-based compensation expense	—	—	18,635	—	—	18,635
Other comprehensive income (loss), net	—	—	—	30	—	30
Net income (loss)	—	—	—	—	59,321	59,321
Balance at June 30, 2025	104,042,477	$10	$1,183,488	$22	$(698,193)	$485,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(235,274)	$(39,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible assets impairment loss	41,824	—
Stock-based compensation	26,612	25,630
Net accretion of discounts on marketable securities	(4,035)	(2,152)
Depreciation and amortization	1,745	1,713
Non-cash lease expense	1,091	624
Impairment of long-lived assets	444	—
Gain on bargain purchase in connection with the ACELYRIN Merger	—	(187,907)
Changes in operating assets and liabilities:
Research and development prepaid expenses	(1,479)	7,373
Other prepaid expenses and other assets	64	96
Other assets, non-current	4,392	(1,723)
Accounts payable	2,694	(1,162)
Research and development accrued expenses	791	11,037
Other accrued expenses and current liabilities	(5,933)	6,537
Deferred revenue	2,600	2,611
Operating lease liabilities	(2,322)	(1,349)
Other liabilities, non-current	(39)	168
Deferred tax liability	(1,757)	(8,561)
Net cash used in operating activities	(168,582)	(186,707)
Cash flows from investing activities
Maturities of marketable securities	251,466	144,274
Purchases of marketable securities	(468,058)	(24,535)
Purchases of property and equipment	(401)	(653)
Cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger	—	49,742
Net cash (used in) provided by investing activities	(216,993)	168,828
Cash flows from financing activities
Proceeds from public offering of common stock, net of underwriter discounts, commissions and offering costs	323,797	—
Proceeds from issuance of common stock upon exercise of stock options	34,249	—
Proceeds from issuance of common stock under the 2024 Employee Stock Purchase Plan	1,570	766
Repurchase of common stock issued upon early exercise of stock options	—	(17)
Net cash provided by financing activities	359,616	749
Net decrease in cash, cash equivalents and restricted cash	(25,959)	(17,130)
Cash, cash equivalents and restricted cash at beginning of period	91,053	170,632
Cash, cash equivalents and restricted cash at end of period	$65,094	$153,502
Supplemental disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,835	$1,776
Stock options exercise proceeds receivable	$724	$—
Vesting of early exercised stock options and unvested restricted shares of common stock	$52	$410
Equity consideration transferred in connection with the ACELYRIN Merger	$—	$238,077
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,706	$151,753
Restricted cash	—	367
Restricted cash, non-current	1,388	1,382
Total cash, cash equivalents and restricted cash	$65,094	$153,502

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

As of June 30, 2026, the Company had two wholly owned subsidiaries, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020 and its wholly owned subsidiary, WH2, LLC. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025.

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

The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-288510) that was filed with the U.S. Securities and Exchange Commission (“SEC”) on July 3, 2025 and declared effective by the SEC on August 19, 2025, and related prospectus and prospectus supplement thereunder.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Controlled Equity OfferingSM

On March 18, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, at its option, shares of its common stock having an aggregate offering price of up to $300.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of June 30, 2026, no ATM Shares were sold under the Sales Agreement.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three and six months ended June 30, 2026 and 2025, the Company incurred net income (loss) of $(142.2) million, $59.3 million, $(235.3) million and $(39.6) million, respectively. Cash used in operating activities was $168.6 million and $186.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $1,137.2 million.

The Company has historically funded its operations primarily through the issuance of common stock, including in connection with the ACELYRIN Merger and the Company’s initial public offering (“IPO”) and a concurrent private placement transaction, the issuance of redeemable convertible preferred stock and convertible promissory notes in private placements, and, most recently, the public offering of common stock which closed on January 9, 2026, as well as cash payments received under the collaboration and license agreement (the “Kaken Collaboration Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $502.3 million as of June 30, 2026, will be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

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

The Company considers a customer to be significant when revenues from that customer represent 10% or more of total revenues. All of the Company’s revenue recognized in its condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, was earned under its license and collaboration agreement with Kaken. As a result, the Company is subject to customer concentration risk. To date, the Company has not incurred any credit losses in connection with the Kaken Collaboration Agreement.

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

Further, the Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, including tariffs targeting pharmaceutical products and related inputs, and could continue to significantly increase tariffs on a broad array of goods. Similarly, the Company’s financial condition and results of operations may continue to be affected by global economic uncertainty, general market volatility and geopolitical tensions, including the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. Escalation or expansion of these conflicts, as well as related sanctions, export controls, trade restrictions and the disruption of global energy markets, fuel prices, transportation networks, and supply chains, may disrupt or otherwise negatively impact the Company’s supply chain and increase its costs. These geopolitical developments, together with evolving global economic conditions, trade policies and broader macroeconomic conditions may negatively impact the Company’s business, financial position and results of operations.

Intangible Assets

Intangible assets related to acquired IPR&D are considered to be indefinite-lived until abandonment or completion of the associated research and development efforts, which generally occurs when regulatory approval is obtained. Indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired as required by ASC 350 Intangibles - Goodwill and Other (“ASC 350”). Such events and circumstances may include

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

significant changes in the Company’s business climate, economic and industry trends, legal or regulatory factors, clinical trial results, significant competition or changes in development strategy.

The Company may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. Alternatively, the Company may elect to proceed directly to a quantitative impairment test. The quantitative impairment test compares the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess and the carrying amount of the asset is reduced accordingly. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis.

In determining the initial fair value of an intangible asset, or when quantitative analysis is required to determine any impairment, the Company usually uses an income approach that discounts expected future cash flows to present value using a discount rate that is based on the estimated weighted-average cost of capital for comparable companies and represents the rate that market participants would use to value the intangible asset. These cash flow models require the use of Level 3 fair value measurements and inputs, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. The Company recognized an intangible assets impairment loss for the three and six months ended June 30, 2026. See Note 6 for additional information.

Intangible assets with finite useful lives, which include completed IPR&D projects, are amortized over their estimated useful lives, primarily on a straight-line basis, and are also periodically reviewed for changes in facts or circumstances that may result in an impairment or in a reduction to the estimated useful life of the asset.

Development costs incurred after an acquisition are expensed as they are incurred.

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

The Company recognized a benefit from income taxes of $1.8 million for the three and six months ended June 30, 2026, which was primarily related to the reduction of deferred tax liabilities, partially offset by an increase in valuation allowance resulting from the measurement of its acquired IPR&D intangible asset at fair value in connection with an impairment assessment. The Company recognized a benefit from income taxes of $8.6 million for the three and six months ended June 30, 2025, which was primarily related to the realization of deferred tax assets and valuation allowance release resulting from the ACELYRIN Merger.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Outstanding shares, stock options, RSUs and performance RSUs were exchanged at the exchange ratio of 0.4814 shares of the Company’s common stock for each share of ACELYRIN’s common stock (the “Exchange Ratio”). ACELYRIN’s outstanding and unexercised stock options with exercise prices more than $18.00 were cancelled. Exercise prices for the assumed stock options were determined as the product of the original exercise prices multiplied by the reciprocal of the Exchange Ratio. Converted ACELYRIN stock options and RSUs continue to vest in accordance with their original terms. Assumed performance RSUs were deemed to have 100% satisfied their performance conditions and vest in two equal installments on May 15 of calendar years 2026 and 2027, subject to the holder of the converted performance RSUs remaining in service with the Company or any of its subsidiaries on such date.

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

Intangible assets consist of an acquired IPR&D intangible asset related to the lonigutamab product candidate that was in development as of the Closing Date. The acquired IPR&D intangible asset was initially recognized at a fair value of $51.0 million, determined using the multi-period excess earnings method, which reflected the present value of projected incremental after-tax cash flows attributable to the asset as of the Closing Date. The valuation utilized a discount rate of 24.0% representing management’s best estimate of a market participant's after-tax weighted average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. See Note 6 for additional information.

The Company acquired a prepaid credit voucher for clinical manufacturing issued by one of ACELYRIN’s contract manufacturers that is applied towards payments of clinical product manufacturing invoices issued by the vendor. The balance of $11.4 million as of the Closing Date was not adjusted from its carrying amount as its fair value approximated its carrying value as of this date.

The Company acquired two operating leases and a sublease. See Note 10 for additional details. The Company estimated the fair value of lease liabilities as the present value of the remaining lease payments, as if the acquired leases were new leases of the acquirer as of the Closing Date. The Company measured the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. As ACELYRIN entered into a sublease in February 2025, these sublease terms were considered at market terms. As of the Closing Date, the fair value of operating lease liabilities, current, increased by $0.2 million and the fair value of operating lease liabilities, non-current, increased by $0.5 million. As of the Closing Date, the fair value of operating lease right-of-use assets, net, decreased by $0.1 million.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase consideration transferred, the Company recorded a gain on bargain purchase of $187.9 million as of the Closing Date. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. Gain on bargain purchase was primarily related to the market value of ACELYRIN’s common stock trading below the carrying value of net assets and the Exchange Ratio being fixed at the time the Merger Agreement was signed and not adjusted for subsequent changes in the market price of the Company’s common stock. Gain on bargain purchase was recognized as other income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The Company recognized a deferred tax liability of $10.7 million related to the acquired IPR&D intangible asset as of the Closing Date.

The Company had additional severance-related obligations under the Merger Agreement that were separate from the assets and liabilities acquired in the Merger. In accordance with the ACELYRIN severance plan, ACELYRIN employees who were terminated without cause within 12 months of the Closing Date were entitled to severance benefits, including cash severance, accelerated vesting of outstanding equity awards and an extension of the post-termination exercise period of outstanding stock options of generally up to 12 months.

The Company estimated total cash severance obligation, including related payroll taxes, of $11.9 million. The severance obligation was recognized over the remaining requisite service periods of the affected employees and was substantially paid by December 31, 2025. The Company recognized $5.2 million as general and administrative expenses and $3.7 million as research and development expenses related to severance expenses for the three and six months ended June 30, 2025. The Company recognized $6.5 million as general and administrative expenses and $5.4 million as research and development expenses related to severance expenses for the year ended December 31, 2025. No severance expense was recognized for the three and six months ended June 30, 2026.

The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting of equity awards and the post-termination exercise period extensions granted to affected employees, which was fully recognized during the year ended December 31, 2025. The Company recognized stock-based compensation expense of $10.8 million related to these arrangements for the three and six months ended June 30, 2025, consisting of $7.8 million in general and administrative expenses and $3.0 million in research and development expenses. The Company recognized stock-based compensation expense of $13.1 million for the year ended December 31, 2025, consisting of $9.0 million in general and administrative expenses and $4.1 million in research and development expenses. No stock-based compensation expense related to these arrangements was recognized for the three and six months ended June 30, 2026.

In addition, the Company recognized ACELYRIN Merger transaction costs of $7.1 million and $14.8 million in general and administrative expenses for the three and six months ended June 30, 2025, respectively. No ACELYRIN Merger transaction costs were recognized during the three and six months ended June 30, 2026.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$58,709	$—	$—	$58,709
Marketable securities, current
U.S. Treasury obligations	200,366	101,091	—	301,457
Corporate debt obligations	—	86,859	—	86,859
Commercial paper	—	48,274	—	48,274
Supranational debt obligations	—	1,997	—	1,997
Total assets	$259,075	$238,221	$—	$497,296

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$81,729	$—	$—	$81,729
U.S. Treasury obligations	3,971	—	—	3,971
Marketable securities, current
U.S. Treasury obligations	110,809	37,673	—	148,482
Corporate debt obligations	—	30,743	—	30,743
Commercial paper	—	27,672	—	27,672
Supranational debt obligations	—	7,922	—	7,922
Government development bank obligations	—	4,012	—	4,012
Total assets	$196,509	$108,022	$—	$304,531

The Company did not hold Level 3 financial instruments measured on a recurring basis and there were no transfers between Level 1 and Level 2 categories during the six months ended June 30, 2026 and 2025.

Nonrecurring Fair Value Measurements

During the three months ended June 30, 2026, the Company measured its acquired IPR&D intangible asset at fair value on a nonrecurring basis in connection with an impairment assessment. The fair value measurement was classified within Level 3 of the fair value hierarchy. Based on the assessment, the Company recorded an impairment loss of $41.8 million during the three and six months ended June 30, 2026. See Note 6 for additional information.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$301,955	$1	$(499)	$301,457
Corporate debt obligations	87,008	3	(152)	86,859
Commercial paper	48,311	—	(37)	48,274
Supranational debt obligations	1,996	1	—	1,997
Total marketable securities, current	$439,270	$5	$(688)	$438,587

	December 31, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$148,352	$129	$—	$148,481
Corporate debt obligations	30,720	24	—	30,744
Commercial paper	27,652	20	—	27,672
Supranational debt obligations	7,913	9	—	7,922
Government development bank obligations	4,006	6	—	4,012
Total marketable securities	$218,643	$188	$—	$218,831

Marketable securities classified as current as of June 30, 2026 and December 31, 2025 had contractual maturities of one year or less from the purchase date.

As of June 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three and six months ended June 30, 2026 and 2025.

6.Intangible Assets

Intangible assets consist of the acquired IPR&D intangible asset related to the lonigutamab product candidate acquired in the ACELYRIN Merger at its estimated fair value of $51.0 million as of the Closing Date. See Note 3 for additional information. The asset is classified as an indefinite-lived intangible asset and, accordingly, is not amortized but is subject to annual impairment testing, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In May 2026, the Company completed its strategic review of the lonigutamab program and decided to pursue strategic alternatives for the program. This decision represented a triggering event under ASC 350 and required the Company to perform an interim impairment assessment of the acquired IPR&D intangible asset. Based on the results of the impairment assessment, the Company recorded an intangible assets impairment loss of $41.8 million, which was recognized as a separate line item in operating expenses, in its unaudited condensed consolidated statement of operations and

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

comprehensive income (loss) for the three and six months ended June 30, 2026. The impairment loss reduced the carrying value of the acquired IPR&D intangible asset to its estimated fair value of $9.1 million as of June 30, 2026.

The fair value of the acquired IPR&D intangible asset was determined using a weighted scenario-based, risk-adjusted discounted cash flows method, which estimates the present value of projected future cash flows attributable to the asset under multiple potential outcomes and applies probability weightings ranging from 10% to 70%. The valuation incorporated significant unobservable inputs and assumptions including the probability and timing of potential strategic transactions, such as out-licensing arrangements, estimated future cash flows, projected revenues, the probability of technical and regulatory success and a discount rate of 24%.

7.Balance Sheet Components

Restricted Cash

Restricted cash consists of cash pledged as collateral for stand-by letters of credit of $1.4 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively. Substantially all of the restricted cash relates to lease commitments and will remain restricted until the termination or modification of the underlying lease agreements. Restricted cash was classified as non-current in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid subscriptions	$2,394	$2,088
Interest receivable	2,088	1,343
Tax receivable	1,048	740
Stock options exercise proceeds receivable	724	—
Prepaid insurance	158	744
Prepaid credit voucher for clinical manufacturing	13	683
Other	978	1,142
Total other prepaid expenses and current assets	$7,403	$6,740

The prepaid credit voucher for clinical manufacturing was received by ACELYRIN in the third quarter of 2024 as part of an agreement to cancel certain services with a vendor under a manufacturing agreement related to the suspension of development of certain ACELYRIN programs. The prepaid credit voucher for clinical manufacturing may be used to settle invoices for services and raw materials from this vendor related to the lonigutamab product candidate. As of June 30, 2026, the prepaid credit voucher for clinical manufacturing included $13 thousand classified in other prepaid expenses and current assets and $0.9 million included in other assets, non-current.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(in years)	2026	2025
Leasehold improvements	Shorter of useful life or lease term	$18,018	$17,655
Laboratory equipment	5	5,882	5,843
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		26,580	26,178
Less: Accumulated depreciation and amortization		(9,733)	(7,988)
Total property and equipment, net		$16,847	$18,190

Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively and $1.7 million for each of the six months ended June 30, 2026 and 2025.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued personnel and related expenses	$9,708	$17,825
Accrued professional services	6,570	4,397
Other	92	81
Total other accrued expenses and current liabilities	$16,370	$22,303

8.	Revenue

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recognized license revenue of zero for the three and six months ended June 30, 2026, and zero and $17.4 million for the three and six months ended June 30, 2025, respectively, related to the License Obligation. The Company recognized collaboration revenue of $1.7 million and $3.4 million for the three and six months ended June 30, 2026, respectively, and $2.7 million for the three and six months ended June 30, 2025, related to the Development Services Obligation and Manufacturing Services Obligation. As of June 30, 2026, collaboration revenue receivable was zero, deferred revenue, current was $6.7 million and deferred revenue, non-current was zero. As of December 31, 2025,

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

collaboration revenue receivable was less than $0.1 million, deferred revenue, current was $1.5 million and deferred revenue, non-current was $2.6 million. Revenue recognized during the period that was included in deferred revenue at the beginning of the period was $1.7 million and zero for the three months ended June 30, 2026 and 2025, respectively and was $3.4 million and zero for the six months ended June 30, 2026 and 2025, respectively. The aggregate estimated amount of transaction price that was unsatisfied as of June 30, 2026 was $14.2 million, of which, $10.9 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of June 30, 2026 related to the Material Right Obligation and is deferred until the option is exercised or expires.

Tenet Medicines Purchase Agreement

In January 2024, ACELYRIN entered into an asset purchase agreement (“Purchase Agreement”) with Tenet Medicines, Inc. (“Tenet”). In consideration for the assets and other rights Tenet received under the Purchase Agreement, ACELYRIN is entitled to receive development, regulatory and commercial milestone payments of up to $157.5 million in the aggregate based on the achievement of specified milestones, royalties on worldwide net sales, and payments on sublicense income. On December 31, 2025, Climb Bio, Inc. (“Climb Bio”), the parent company of Tenet, filed a complaint in Delaware Superior Court seeking a declaratory judgment that budoprutug is not a “Product” under the Purchase Agreement, and therefore Climb Bio does not owe milestone or royalty payments to the Company under the Purchase Agreement. The Company disputes Climb Bio’s interpretation and, in January 2026, issued a notice of material breach to Climb Bio for failing to timely pay a $3.0 million development milestone. The Company intends to seek recovery of the $3.0 million development milestone, as well as any other future milestone or royalty payments, through litigation. The matter remains pending.

9.	Related Party Transactions

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. The Company recognized $0.4 million and $0.3 million as research and development expenses under the services agreement for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $0.5 million as research and development expenses under the services agreement for each of the six months ended June 30, 2026 and 2025. There were no accrued expenses under the services agreement as of June 30, 2026 and December 31, 2025.

10.Commitments and Contingent Liabilities

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

In December 2024, the Company entered into a lease agreement for approximately 22,000 square feet of additional office space in South San Francisco, California. The lease has a contractual termination date of December 2026, with the right to extend the lease for an additional two years subject to certain conditions. The Company determined that, for accounting purposes, the commencement date of the lease is in January 2025 and the lease term ends in December 2026, as it was not

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reasonably certain that the lease would be extended. As of the commencement date, undiscounted future lease payments totaled $1.9 million and the lease liability was calculated to be $1.8 million, which is equal to the present value of the future lease payments, discounted at an incremental borrowing rate of 7.9%. In April 2026, the Company entered into an amended agreement to extend the lease for an additional two years ending in December 2028. As of the lease modification date, undiscounted future lease payments totaled $2.9 million, and the lease liability was calculated as $2.5 million, which is equal to the present value of future lease payments, discounted at an incremental borrowing rate of 9.3%. The amended agreement has an option to extend the lease for an additional two years subject to certain conditions.

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease and sublease agreements. In January 2023, ACELYRIN entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30 thousand, subject to an annual 3.0% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In December 2025, the Company entered into an agreement to sublease the entirety of its Southern California leased space through August 24, 2028, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and six months ended June 30, 2026. In April 2026, the Company delivered a notice of termination to the sublessee, and the sublease was terminated in April 2026.

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $0.2 million, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In February 2025, ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and six months ended June 30, 2026.

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,265	$1,190	$2,564	$2,305
Variable lease costs	402	306	681	657
Total lease costs	$1,667	$1,496	$3,245	$2,962

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$4,318	$3,118

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	6.2	6.8
Weighted-average incremental borrowing rate	11.5%	11.6%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under non-cancelable leases as of June 30, 2026, were as detailed below (in thousands):

2026 (remainder of the year)	$4,255
2027	8,702
2028	8,762
2029	7,205
2030	5,848
Thereafter	16,009
Total undiscounted lease payments	50,781
Less: Imputed interest	(14,354)
Total operating lease liabilities	$36,427

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC. (the “FronThera Acquisition”), and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, the Company incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu. In July 2024, the Company met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024. No additional milestones were achieved or were probable of being achieved as of June 30, 2026.

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

No milestones were achieved or were probable of being achieved as of June 30, 2026.

Purchase Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable commitments under ACELYRIN contracts. The total value of non-cancellable purchase commitments under contracts was $0.6 million as of June 30, 2026. This presentation of non-cancellable purchase commitments does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

Legal Contingencies

From time to time, the Company has and may become involved in legal proceedings arising in the ordinary course of business, any or all of which could have a material adverse impact on the Company, including its financial position. The outcomes of legal proceedings are not within the Company’s complete control and may not be known for prolonged periods of time. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Legal costs related to these matters, including attorney fees, are expensed as incurred and are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California (the “Court”). On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial of izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the Court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the Court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint, which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the Court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. As of June 30, 2026, the Company did not consider any payment to be probable or reasonably estimable and had not accrued for any potential liability relating to this lawsuit.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

11.	Stockholders’ Equity

As of June 30, 2026, the Company was authorized to issue up to 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with par values of $0.0001 per share. As of June 30, 2026, there were no shares of preferred stock issued or outstanding, 124,445,537 shares of voting common stock issued and outstanding and 4,059,908 shares of non-voting common stock issued and outstanding.

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

Common stock reserved for issuance consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Stock options issued and outstanding	21,486,374	20,353,098
RSUs issued and outstanding	3,263,275	2,527,377
Shares available for grant under the 2024 Equity Incentive Plan	927,409	597,112
Shares available for grant under the 2024 Employee Stock Purchase Plan	1,599,251	805,334
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,372,372	6,585,521
Shares available for grant under the 2024 Performance Option Plan	201,202	200,208
Total	33,849,883	31,068,650

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Issued to Executives

In February 2021, the Company issued 100,532 shares of restricted common stock to two executives at a purchase price of $0.94 per share. The shares vested over a four-year period with a one-year cliff vesting. While the shares were unvested, the holders had voting and dividends rights and the Company had the right to repurchase unvested shares of common stock at the price paid by the holder in the event of termination of the holder’s continuous status as a service provider. The Company estimated the fair value of the restricted stock awards based on the fair value of common stock at the grant dates. The expense was recognized ratably over the vesting terms. The restricted common stock fully vested as of March 31, 2025. The Company recognized less than $0.1 million of stock-based compensation expense for the three and six months ended June 30, 2025.

12.	Stock-Based Compensation

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the six months ended June 30, 2026 and includes early exercised shares as part of stock options exercised:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	18,672,626	$8.56	6.7	$44,015
Granted	4,710,493	$26.17
Exercised	(3,179,357)	$11.00		$1,819
Forfeited or expired	(396,866)	$20.11
Outstanding, vested and expected to vest as of June 30, 2026	19,806,896	$12.12	8.00	$11,468
Exercisable as of June 30, 2026	9,104,174	$9.25	6.60	$2,966

Total exercisable shares of 9,104,174 as of June 30, 2026 included 1,422,383 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the six months ended June 30, 2026 and 2025 was $13.1 million and $15.6 million, respectively.

The following table summarizes the Company’s stock option activity under the 2024 POP for the six months ended June 30, 2026:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,680,472	$10.19	8.3	$—
Granted	—	$—
Forfeited or expired	(994)	$10.19
Outstanding, vested and expected to vest as of June 30, 2026	1,679,478	$10.19	7.8	$—
Exercisable as of June 30, 2026	—	$—	—	$—

Valuation of Stock Options Granted

The weighted-average grant date fair value of stock options granted for the six months ended June 30, 2026 and 2025 was $20.60 and $4.02 per stock option, respectively.

The fair value of stock options granted for the six months ended June 30, 2026 and 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	5.27 - 6.06	5.23 - 6.08
Volatility	78.55% - 96.71%	98.84% - 102.72%
Risk-free interest rate	3.81% - 4.28%	4.00% - 4.65%
Dividend yield	0.00%	0.00%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options are recorded as share repurchase liability, and as shares vest are recognized to additional paid-in capital in the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, share repurchase liability related to unvested shares was $0.1 million and $0.1 million, respectively, and was classified as share repurchase liability in the condensed consolidated balance sheets.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s early exercised shares activity for the six months ended June 30, 2026:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2025	13,681	$9.01
Vested	(5,690)	$9.11
Unvested as of June 30, 2026	7,991	$8.93

2024 Employee Stock Purchase Plan

In June 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 28, 2024, upon execution of the underwriting agreement related to the Company’s IPO. The Company initially reserved 650,000 shares of common stock for issuance under the 2024 ESPP. The number of shares of common stock reserved for issuance under the 2024 ESPP will be automatically increased each year for ten calendar years beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 1,950,000 shares; provided that before the date of any such increase, the board of directors may determine that such increase will be less than the amount in (i) and (ii) above. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2024 ESPP by 1,047,067 on January 1, 2026. The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the six months ended June 30, 2026 and 2025, 253,150 and 184,633 shares of common stock were purchased under the 2024 ESPP, respectively.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2024 ESPP for the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
Expected term (in years)	0.49 - 0.50
Volatility	67.54% - 126.68%
Risk-free interest rate	3.75% - 3.78%
Dividend yield	0.00%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The following table summarizes the Company’s unvested RSUs activity for the six months ended June 30, 2026:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested as of December 31, 2025	2,527,377	$4.01
RSUs granted	895,096	$25.14
RSUs released	(68,665)	$5.05
RSUs forfeited	(90,533)	$6.56
Unvested as of June 30, 2026	3,263,275	$9.72

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$8,643	$7,225	$15,995	$10,944
General and administrative	5,630	11,410	10,617	14,686
Total stock-based compensation expense	$14,273	$18,635	$26,612	$25,630

The following table summarizes stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) by award type for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$11,681	$13,989	$22,144	$20,792
RSUs	2,230	4,397	3,790	4,397
ESPP	362	249	678	435
Restricted stock awards	—	—	—	6
Total stock-based compensation expense	$14,273	$18,635	$26,612	$25,630

Stock-based compensation expense related to non-employee awards was $0.4 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and was $0.7 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense related to the 2024 POP was $0.9 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense for the three and six months ended June 30, 2025 included $10.8 million in severance costs related to the ACELYRIN Merger. See Note 3 for additional information.

As of June 30, 2026, unrecognized stock-based compensation expense for all stock awards was $152.3 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In November 2025, the Company’s board of directors approved a Company match of 100% of participating employee’s deferral contribution up to 3% of eligible compensation and a 50% match of participating employees’ deferral contribution from 3% to 5% of eligible compensation, effective from January 1, 2026. The Company contributed $0.4 million and $1.4 million to the 401(k) plan during the three and six months ended June 30, 2026, respectively.

14.	Net Income (Loss) Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(142,221)	$59,321	$(235,274)	$(39,642)
Denominator:
Weighted-average shares of common stock outstanding	127,699,028	76,559,569	126,387,979	65,544,642
Less: Weighted-average shares of common stock subject to repurchase	(8,774)	(82,425)	(10,287)	(104,621)
Weighted-average shares of common stock outstanding, basic	127,690,254	76,477,144	126,377,692	65,440,021
Dilutive effect of issuable shares of common stock	—	158,751	—	—
Weighted-average shares of common stock outstanding, diluted	127,690,254	76,635,895	126,377,692	65,440,021

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$(1.11)	$0.78	$(1.86)	$(0.61)
Diluted	(1.11)	0.77	(1.86)	(0.61)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options issued and outstanding	21,486,374	17,746,130	21,486,374	18,190,124
RSUs issued and outstanding	3,263,275	212,118	3,263,275	672,117
Common stock issuable under the 2024 ESPP	74,777	135,993	74,777	264,207
Early exercised stock options and unvested restricted common stock	7,991	61,643	7,991	61,643
Total	24,832,417	18,155,884	24,832,417	19,188,091

15.	Segment Reporting

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the significant expense categories included within consolidated net income (loss) presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss), see below for disaggregated amounts that comprise research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
License revenue	$—	$—	$—	$17,389
Collaboration revenue	1,662	2,666	3,403	2,666
Total revenue	1,662	2,666	3,403	20,055
Operating expenses:
Research and development expenses
External costs
CROs, CMOs and clinical trials	40,437	66,089	81,365	131,162
Professional consulting services	8,621	7,417	15,425	13,821
Other research and development costs	3,386	2,995	5,756	5,291
Internal costs
Personnel-related costs	27,212	26,821	53,277	44,479
Facilities and overhead costs	5,681	5,433	11,054	10,624
Total research and development expense	85,337	108,755	166,877	205,377
General and administrative expenses	23,356	34,450	41,966	56,745
Intangible assets impairment loss	41,824	—	41,824	—
Total operating expenses	150,517	143,205	250,667	262,122
Loss from operations	(148,855)	(140,539)	(247,264)	(242,067)
Total other income (expense), net	4,877	191,299	10,233	193,864
Net income (loss) before income taxes	(143,978)	50,760	(237,031)	(48,203)
Income tax benefit	1,757	8,561	1,757	8,561
Net income (loss)	$(142,221)	$59,321	$(235,274)	$(39,642)

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

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: envu, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. Envu is currently being evaluated in an ongoing Phase 2 open-label extension (“OLE”) clinical trial, as well as a Phase 3 long-term extension (“LTE”), or ONWARD3, clinical trial in patients with PsO and we plan to submit an NDA for envu in PsO to the U.S. Food and Drug Administration (“FDA”) in the fourth quarter of 2026. Envu completed enrollment in the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, and we reported positive topline results in the first quarter of 2026. In August 2026, we reported topline results from our ongoing ONWARD3 LTE trial. In addition, envu is currently being evaluated in a Phase 2 clinical trial in patients with systemic lupus erythematosus (“SLE”), for which we expect to report topline results in the third quarter of 2026. We are evaluating additional indications for envu beyond PsO and SLE, with Sjögren’s disease and cutaneous lupus erythematosus currently prioritized. In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported Phase 1 results in December 2024. We plan to initiate an A-005 Phase 2 biomarker trial in Parkinson’s disease in the first half of 2027. In addition, in connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of TED. In May 2026, we completed our strategic review of the lonigutamab program, and decided to pursue strategic alternatives for the program.

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

We have incurred significant operating losses and negative cash flows since our inception. Our net income (loss) for the three and six months ended June 30, 2026 and 2025 was $(142.2) million, $59.3 million, $(235.3) million and $(39.6) million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,137.2 million.

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

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials in parallel;
●	prepare to submit an NDA for envu in PsO in the fourth quarter of 2026, including as we conduct activities, including CMC activities, that are required to complete our planned NDA submission;
●	explore additional indications for our existing product candidates;
●	hire additional clinical and scientific personnel;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under the FronThera Acquisition, the Pierre Fabre Agreement, the Kaken Collaboration Agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	add operational, legal, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operating as a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

Controlled Equity OfferingSM

On March 18, 2026, we entered into the Sales Agreement with Cantor as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, at our option, the ATM Shares. The ATM Shares include shares of our common stock having an aggregate offering price of up to $300.0 million. The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of June 30, 2026, no ATM Shares have been sold under the Sales Agreement.

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

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the United States imposed higher “reciprocal” tariffs on numerous other territories, including European Union (“EU”) member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration (the “Administration”) under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including a temporary 10% global tariff imposed by the Administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, in 2025, the Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients, including a 15% tariff on imports from South Korea and EU member states. These tariffs will become effective September 29, 2026, unless they are “expressly reduced, modified or terminated.” With the expiration of tariffs under Section 122 of the Trade Act of 1974, on July 23, 2026, the Administration announced new tariffs ranging from 10% to 12.5% on 60 trading partners, including South Korea and the EU as part of an investigation under Section 301 of the Trade Act of 1974 that began on June 2, 2026. Given the volatility and uncertainty regarding the scope and duration of tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain and increase our costs. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

We expense research and development costs as incurred. Acquired IPR&D intangible assets recognized in a business combination are recorded as indefinite-lived intangible assets and are subject to impairment testing. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through June 30, 2026, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

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

At the closing of the ACELYRIN Merger in May 2025, we recognized a gain on bargain purchase which represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date. The gain on bargain purchase was recognized as other income in the condensed consolidated statements of operations and comprehensive income (loss) as of the Closing Date of the ACELYRIN Merger. See Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations and Comprehensive Income (Loss)

The following tables summarize our results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
License revenue	$—	$—	$—	*
Collaboration revenue	1,662	2,666	(1,004)	(38)%
Total revenue	1,662	2,666	(1,004)	(38)%
Operating expenses:
Research and development expenses	85,337	108,755	(23,418)	(22)%
General and administrative expenses	23,356	34,450	(11,094)	(32)%
Intangible assets impairment loss	41,824	—	41,824	*
Total operating expenses	150,517	143,205	7,312	5%
Loss from operations	(148,855)	(140,539)	(8,316)	6%
Other income (expense):
Gain on bargain purchase	—	187,907	(187,907)	*
Interest income	4,948	3,430	1,518	44%
Other income (expenses), net	(71)	(38)	(33)	87%
Total other income (expense), net	4,877	191,299	(186,422)	(97)%
Net income (loss) before income taxes	(143,978)	50,760	(194,738)	(384)%
Income tax benefit	1,757	8,561	(6,804)	(79)%
Net income (loss)	$(142,221)	$59,321	$(201,542)	(340)%
*	not meaningful

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
License revenue	$—	$17,389	$(17,389)	*
Collaboration revenue	3,403	2,666	737	28%
Total revenue	3,403	20,055	(16,652)	(83)%
Operating expenses:
Research and development expenses	166,877	205,377	(38,500)	(19)%
General and administrative expenses	41,966	56,745	(14,779)	(26)%
Intangible assets impairment loss	41,824	—	41,824	*
Total operating expenses	250,667	262,122	(11,455)	(4)%
Loss from operations	(247,264)	(242,067)	(5,197)	2%
Other income (expense):
Gain on bargain purchase	—	187,907	(187,907)	*
Interest income	10,297	6,039	4,258	71%
Other income (expenses), net	(64)	(82)	18	(22)%
Total other income (expense), net	10,233	193,864	(183,631)	*
Net income (loss) before income taxes	(237,031)	(48,203)	(188,828)	392%
Income tax benefit	1,757	8,561	(6,804)	(79)%
Net income (loss)	$(235,274)	$(39,642)	$(195,632)	493%
*	not meaningful

Revenue

We recognized license revenue of zero for both the three months ended June 30, 2026 and 2025, and collaboration revenue of $1.7 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, related to the Kaken Collaboration Agreement. We recognized license revenue of zero and $17.4 million for the six months ended June 30, 2026 and 2025, respectively, and collaboration revenue of $3.4 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively, related to the Kaken Collaboration Agreement. At inception of the contract, we allocated the transaction price to the License Obligation and Development Services Obligation by allocating the transaction price based on the relative standalone selling price of each obligation. The license revenue was recognized upon the transfer of the license to Kaken in March 2025. We expect to recognize revenue under the Development Services Obligation and Manufacturing Services Obligation through the term of the Kaken Collaboration Agreement as the services are performed. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Research and Development Expenses

The following tables summarize our external and internal research and development expenses for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
External costs:
CROs, CMOs and clinical trials	$40,437	$66,089	$(25,652)	(39)%
Professional consulting services	8,621	7,417	1,204	16%
Other research and development costs	3,386	2,995	391	13%
Internal costs:
Personnel-related costs	27,212	26,821	391	1%
Facilities and overhead costs	5,681	5,433	248	5%
Total research and development expense	$85,337	$108,755	$(23,418)	(22)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
External costs:
CROs, CMOs and clinical trials	$81,365	$131,162	$(49,797)	(38)%
Professional consulting services	15,425	13,821	1,604	12%
Other research and development costs	5,756	5,291	465	9%
Internal costs:
Personnel-related costs	53,277	44,479	8,798	20%
Facilities and overhead costs	11,054	10,624	430	4%
Total research and development expense	$166,877	$205,377	$(38,500)	(19)%

Comparison of the Three Months Ended June 30, 2026 and 2025

Research and development expenses decreased by $23.4 million, to $85.3 million for the three months ended June 30, 2026, from $108.8 million for the three months ended June 30, 2025.

CRO, CMO and clinical trials expenses decreased by $25.7 million, to $40.4 million for the three months ended June 30, 2026, from $66.1 million for the three months ended June 30, 2025. The decrease was primarily due to lower clinical trial and CRO expenses reflecting the progression of our envu clinical program following the completion of enrollment and reporting of positive topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, partially offset by an increase in clinical trial and CRO expenses for the Phase 3 ONWARD3 clinical trial.

Professional consulting services expenses increased by $1.2 million, to $8.6 million for the three months ended June 30, 2026, from $7.4 million for the three months ended June 30, 2025. The increase was primarily due to higher professional services costs incurred to support the envu clinical program, including dissemination efforts related to reporting of topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO and our plan to submit an NDA in the fourth quarter of 2026.

Other research and development costs increased by $0.4 million, to $3.4 million for the three months ended June 30, 2026, from $3.0 million for the three months ended June 30, 2025, primarily due to the timing of preclinical studies related to our development programs and research pipeline.

Personnel-related costs increased by $0.4 million, to $27.2 million for the three months ended June 30, 2026, from $26.8 million for the three months ended June 30, 2025, primarily due to an increase in research and development headcount, and included an increase of $4.4 million in stock-based compensation expense driven by additional equity awards granted, partially offset by severance costs related to the ACELYRIN Merger incurred in the prior year.

Facilities and overhead costs increased by $0.2 million, to $5.7 million for the three months ended June 30, 2026, from $5.4 million for the three months ended June 30, 2025, primarily due to an increase in information technology costs, and facilities expenses allocated to research and development activities.

Comparison of the Six Months Ended June 30, 2026 and 2025

Research and development expenses decreased by $38.5 million, to $166.9 million for the six months ended June 30, 2026, from $205.4 million for the six months ended June 30, 2025.

CRO, CMO and clinical trials expenses decreased by $49.8 million, to $81.4 million for the six months ended June 30, 2026, from $131.2 million for the six months ended June 30, 2025. The decrease was primarily due to lower clinical trial and CRO expenses reflecting the progression of our envu clinical program following the completion of enrollment and reporting of positive topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO, partially offset by an increase in clinical trial and CRO expenses for the Phase 3 ONWARD3 clinical trial.

Professional consulting services expenses increased by $1.6 million, to $15.4 million for the six months ended June 30, 2026, from $13.8 million for the six months ended June 30, 2025. The increase was primarily due to higher professional services costs incurred to support the envu clinical program including dissemination efforts related to reporting of topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO and our plan to submit an NDA in the fourth quarter of 2026.

Other research and development costs increased by $0.5 million, to $5.8 million for the six months ended June 30, 2026, from $5.3 million for the six months ended June 30, 2025, primarily due to the timing of preclinical studies related to our development programs and research pipeline.

Personnel-related costs increased by $8.8 million, to $53.3 million for the six months ended June 30, 2026, from $44.5 million for the six months ended June 30, 2025, primarily due to an increase in research and development headcount, and included an increase of $8.0 million in stock-based compensation expense driven by additional equity awards granted, as well as employer contributions to our 401(k) plan reflecting a matching program effective January 1, 2026, partially offset by severance costs related to the ACELYRIN Merger incurred in the prior year.

Facilities and overhead costs increased by $0.4 million, to $11.1 million for the six months ended June 30, 2026, from $10.6 million for the six months ended June 30, 2025, primarily due to an increase in facilities and information technology expenses allocated to research and development activities.

External Costs by Program

The following table summarizes our external costs by program for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Envu	$44,372	$64,628	$87,529	$131,120
A-005	685	2,734	1,531	6,350
Other programs and research and development activities	7,387	9,139	13,486	12,804
Total external research and development expense	$52,444	$76,501	$102,546	$150,274

During the three and six months ended June 30, 2026, our external research and development expenses were primarily related to the clinical development of the envu program and, to a lesser extent, the A-005 and other development programs, including lonigutamab, and our research pipeline.

General and Administrative Expenses

Comparison of the Three Months Ended June 30, 2026 and 2025

General and administrative expenses decreased by $11.1 million, to $23.4 million for the three months ended June 30, 2026, from $34.5 million for the three months ended June 30, 2025.

Personnel-related expenses decreased by $10.6 million, to $11.0 million for the three months ended June 30, 2026, from $21.6 million for the three months ended June 30, 2025, primarily due to severance costs related to the ACELYRIN Merger incurred in the prior year, partially offset by an increase of $2.0 million in stock-based compensation expense driven by additional equity awards granted.

Professional consulting services expenses decreased by $1.1 million, to $11.7 million for the three months ended June 30, 2026, from $12.8 million for the three months ended June 30, 2025, primarily due to ACELYRIN Merger transaction costs incurred in the prior year and a decrease in accounting and consulting costs, partially offset by legal expenses and other costs, and an increase in market research services to support our launch preparation efforts and business development activities.

Comparison of the Six Months Ended June 30, 2026 and 2025

General and administrative expenses decreased by $14.8 million, to $42.0 million for the six months ended June 30, 2026, from $56.7 million for the six months ended June 30, 2025.

Personnel-related expenses decreased by $7.2 million, to $21.7 million for the six months ended June 30, 2026, from $28.9 million for the six months ended June 30, 2025, primarily due to severance costs related to the ACELYRIN Merger incurred in the prior year, partially offset by an increase in general and administrative headcount, and included an increase of $3.8 million in stock-based compensation expense driven by additional equity awards granted.

Professional consulting services expenses decreased by $8.2 million, to $19.0 million for the six months ended June 30, 2026, from $27.2 million for the six months ended June 30, 2025, primarily due to ACELYRIN Merger transaction costs incurred in the prior year and a decrease in accounting and consulting costs, partially offset by legal expenses and other costs, and an increase in market research services to support our launch preparation efforts and business development activities.

Intangible Assets Impairment Loss

Intangible assets impairment loss was $41.8 million for the three and six months ended June 30, 2026 and related to the acquired IPR&D intangible asset recognized in the ACELYRIN Merger. In May 2026, we completed its strategic review of the lonigutamab program and decided to pursue strategic alternatives for the program, which resulted in an impairment assessment of the related acquired IPR&D intangible asset and the recognition of an impairment loss. See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income (Expense), Net

Total other income (expense), net decreased by $186.4 million, to $4.9 million for the three months ended June 30, 2026, from $191.3 million for the three months ended June 30, 2025. Total other income (expense), net decreased by $183.6 million, to $10.2 million for the six months ended June 30, 2026, from $193.9 million for the six months ended June 30, 2025.

Gain on bargain purchase was zero for the three and six months ended June 30, 2026 as compared to $187.9 million for the three and six months ended June 30, 2025, and represents the excess of fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date.

Interest income increased by $1.5 million, to $4.9 million for the three months ended June 30, 2026, from $3.4 million for the three months ended June 30, 2025, primarily due to higher balances of cash equivalents and marketable securities held. Interest income increased by $4.3 million, to $10.3 million for the six months ended June 30, 2026, from $6.0 million for the six months ended June 30, 2025, primarily due to higher balances of cash equivalents and marketable securities held.

Income Tax Benefit

Income tax benefit was $1.8 million for the three and six months ended June 30, 2026, as compared $8.6 million for the three and six months ended June 30, 2025. The income tax benefit for the three and six months ended June 30, 2026 was primarily related to the reduction of deferred tax liabilities, partially offset by an increase in valuation allowance resulting from the measurement of our acquired IPR&D intangible asset at fair value in connection with an impairment assessment. The income tax benefit for the three and six months ended June 30, 2025 was related to the realization of deferred tax assets and valuation allowance release resulting from the ACELYRIN Merger.

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

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $502.3 million as of June 30, 2026, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. We will need to raise significant additional capital to fund ongoing research and development activities and maintain future operations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and any future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and any future product candidates;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and any future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(168,582)	$(186,707)
Net cash (used in) provided by investing activities	(216,993)	168,828
Net cash provided by financing activities	359,616	749
Net decrease in cash, cash equivalents and restricted cash	$(25,959)	$(17,130)

Operating Activities

Net cash used in operating activities was $168.6 million and $186.7 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash used in operating activities for the six months ended June 30, 2026 included net income (loss) of $(235.3) million and changes in operating assets and liabilities of $1.0 million, partially offset by non-cash items totaling $67.7 million. Non-cash items included $41.8 million related to intangible assets impairment loss, $26.6 million related to stock-based compensation expense, $1.7 million related to depreciation and amortization, $1.1 million related to non-cash lease expense and $0.4 million related to impairment of long-lived assets, partially offset by $4.0 million related to net accretion of discounts on marketable securities. The changes in operating assets and liabilities included a decrease of $5.9 million in other accrued expenses and current liabilities, a decrease of $2.3 million in operating lease liabilities, a decrease of $1.8 million in deferred tax liability and an increase of $1.5 million in research and development prepaid expenses, partially offset by a decrease of $4.4 million in other assets, non-current, an increase of $2.7 million in accounts payable, an increase of $2.6 million in deferred revenue and an increase of $0.8 million in research and development accrued expenses.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 of $217.0 million was related to purchases of marketable securities of $468.1 million and purchases of property and equipment of $0.4 million, partially offset by proceeds from maturities of marketable securities of $251.5 million.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $359.6 million was related to proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs of $323.8 million, proceeds of common stock upon exercise of stock options of $34.2 million and proceeds of common stock under the 2024 ESPP of $1.6 million.

Net cash provided by financing activities for the six months ended June 30, 2025 of $0.8 million was primarily related to proceeds from the issuance of common stock under the 2024 ESPP.

Contractual Obligations and Commitments

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of June 30, 2026, we had total undiscounted lease payment obligations under non-cancelable leases of $50.8 million, including $4.3 million payable through December 31, 2026. See Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

FronThera Contingent Consideration

On March 5, 2021, we entered into the FronThera Acquisition, and the transaction was accounted for as an asset acquisition. Under the stock purchase agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, of up to an aggregate of $70.0 million payable for clinical milestones, and of up to an aggregate of $50.0 million payable for approval milestones, all related to technology acquired under the agreement. In the year ended December 31, 2022, we incurred and made a $37.0 million milestone payment for the first administration of envu to a patient enrolled in a Phase 2 clinical trial of envu. In July 2024, we met a milestone in connection with the first administration of envu to a patient enrolled in a Phase 3 clinical trial of envu and made a $23.0 million milestone payment in August 2024. No additional milestones were achieved or were probable of being achieved as of June 30, 2026.

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

No milestones were achieved or were probable of being achieved as of June 30, 2026.

Purchase Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. The total value of non-cancellable obligations under contracts was $0.6 million as of June 30, 2026. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report on Form 10-K filed with the SEC on March 19, 2026. If actual results or events differ materially from the estimates and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual gross revenues of at least $1.235 billion or (C) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock and non-voting common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences for our business, results of operations and financial condition
●	We may have conflicts with any current or future licensors, licensees, collaborators or strategic partners that could delay or prevent the development or commercialization of our product candidates.

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

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. For the three and six months ended June 30, 2026 and 2025, we incurred net income (loss) of $(142.2) million, $59.3 million, $(235.3) million and $(39.6) million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,137.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.

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

Once initiated, clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, lonigutamab’s potential to improve on the safety and side-effect profile of the sole currently-approved therapy in the United States for the treatment of TED is unproven. In particular, if lonigutamab is shown to have similar adverse events or side effects as the existing therapy, or other safety or tolerability concerns, such as hearing impairment, then an opportunity to disrupt the current standard of care in TED will be limited or precluded altogether. In this regard, ACELYRIN observed certain adverse events in its Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. Following completion of our strategic review of the lonigutamab program, we decided to pursue strategic alternatives for lonigutamab. There can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all, and the foregoing observed adverse events, among other factors, could limit our ability to realize value from the program. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials, and we have experienced and may experience setbacks in our programs in the future. For example, we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success despite safety results consistent with envu’s safety profile in psoriasis patients. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of such product candidates.

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

We expect to continue to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or any future collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive regulatory approval or commercialize our current and any future product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, may disagree with the design or implementation of our clinical trials;
●	regulators, such as the FDA or comparable foreign regulatory authorities, IRBs or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not allow us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols or may require that we modify or amend our clinical trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;
●	we may be unable to identify, recruit or train suitable clinical investigators;
●	clinical trial sites may deviate from trial protocol or drop out of a trial;
●	we may be unable to complete our clinical trials due to trial participant withdrawals and discontinuations due to AEs or otherwise;
●	the number of participants required for clinical trials may be larger than we anticipate, enrollment in clinical trials may be slower than we anticipate or participants may drop out or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds to initiate or complete a clinical trial or to pay the substantial user fees required by the FDA upon the submission of an NDA or comparable marketing authorization application in another jurisdiction;
●	the quality or quantity of supply relating to our product candidates or other materials necessary to conduct our clinical trials may be inadequate to initiate or complete a given clinical trial;

●	reports from clinical testing of other therapies may raise safety, tolerability or efficacy concerns about our product candidates;
●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or we may decide to abandon product development programs;
●	our CROs or clinical trial sites may fail to perform in accordance with GCP requirements or other applicable regulations, rules or guidelines;
●	we may be unable to manufacture our product candidates from our CMOs in accordance with cGMP regulations or other applicable requirements in sufficient quantities for use in our clinical trials;
●	SAEs may occur in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
●	we may select clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
●	we may be required to transfer our manufacturing processes to larger-scale facilities operated by a different CMO, or may experience delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
●	third parties may be unwilling or unable to satisfy their contractual obligations to us in a timely manner, or at all.

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

Moreover, following a public consultation that began in 2022, the government of the United Kingdom (“UK”) has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the EU’s CTR, divergence between the UK and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the UK and may impact the acceptability of UK-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

We have observed SAEs and AEs in our trials of envu, and as more patients become exposed to envu over longer periods of time, we expect to see additional SAEs and AEs emerge. Further, long term treatment with envu continues to be evaluated in OLE trials, and we anticipate additional AEs and SAEs will continue to accumulate. Certain conditions occur more frequently in patients with psoriasis compared to the general population. Examples include obesity, cardiovascular disease, psoriatic arthritis and depression. Immune modulating treatments including envu may result in increasing susceptibility to various infections, including serious or life-threatening infections, and there is a theoretical risk with immune-modulating agents that dampening immune responses could increase the risk of malignancies.

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

The most common AEs observed in our Phase 2 and Phase 3 trials that were considered related to envu treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis, rash, nausea and acne. We continue to evaluate the safety profile of envu in our ongoing Phase 2 OLE and Phase 3 program.

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

We have conducted, are currently conducting, and may in the future conduct, clinical trials outside the United States, including (without limitation) in the EU, the UK, Japan, Latin America and Asia-Pacific countries. We expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, envu, which is still in clinical development, and expect that we will continue to invest heavily in envu, as well as our second product candidate, A-005, and any future product candidates we may develop. Additionally, in May 2026, we completed our strategic review of the lonigutamab program, ACELYRIN’s lead product candidate. While we decided to pursue strategic alternatives for the lonigutamab program, there can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all. Our business and our ability to generate revenue, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

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

We have not previously submitted an NDA or similar marketing application to the FDA or comparable foreign regulatory authorities for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Although we plan to submit an NDA for envu for PsO in the fourth quarter of 2026, we will need to meet with the FDA and they may raise concerns or requirements that delay submission beyond our anticipated timeline. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of any NDA we may submit, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of any such NDA submission. Similar risks may exist in foreign jurisdictions.

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

As of June 30, 2026, we had 237 full-time and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the U.S. government imposed higher “reciprocal” tariffs on numerous other territories, including EU member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including a temporary 10% global tariff imposed by the Administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Further, following the expiration of tariffs under Section 122 of the Trade Act of 1974, on July 23, 2026, the Administration announced new tariffs ranging from 10% to 12.5% on 60 trading partners, including South Korea and the EU as part of an investigation under Section 301 of the Trade Act of 1974 that began on June 2, 2026.

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

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt additional non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and have imposed and may continue to impose additional costs and complexity to our business.

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

Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. For example, as a result of the ACELYRIN Merger, we now operate our historical core business along with the acquired ACELYRIN business as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We have also incurred substantial expenses in connection with and as a result of completing the ACELYRIN Merger. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with the ACELYRIN Merger, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of the ACELYRIN Merger or any other such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could adversely affect our business, financial condition, results of operations and prospects.

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

We and certain of our service providers have been and are from time to time subject to cyberattacks and security incidents. Any of the previously identified or similar threats have or could cause a security incident or other interruption that resulted or results in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, or other processing of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to conduct clinical trials. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of generative Artificial Intelligence (“AI”) technologies.

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

Any additional future impairment of the acquired IPR&D intangible assets related to the ACELYRIN Merger may negatively affect our results of operations and financial position.

In May 2026, following completion of our strategic review of the lonigutamab program, we decided to pursue strategic alternatives for the program, requiring an interim impairment assessment of the acquired IPR&D intangible asset related to the ACELYRIN Merger. The assessment resulted in the recognition of an impairment loss of $41.8 million, which was recognized in operating expenses in our unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2026. The impairment loss reduced the carrying value of the acquired IPR&D intangible asset to its estimated fair value of $9.1 million as of June 30, 2026. Indefinite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should any additional future impairment of indefinite-lived intangible assets occur.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Our pending and future owned or in-licensed patent applications may not result in issued patents that protect our product candidates effectively to prevent others from commercializing our product candidates or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. The coverage claimed in a patent application can also be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

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

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates on commercially reasonable terms or at all. Even if we are able to in-license any such necessary intellectual property, it could be on nonexclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and it could require us to make substantial licensing and royalty payments. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-

party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have obtained, we may have to abandon development of the relevant program or product candidate, which could adversely affect our business, financial condition, results of operations and prospects.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences for our business, results of operations and financial condition.

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

Certain of our employees, other personnel and/or vendors use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Any errors, flaws or other unintended issues in or associated with AI inputs, outputs or technologies could result in adverse impacts on our business. Governments have passed and are likely to pass additional laws regulating generative AI. Our, or our vendors’, use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we, or our vendors, are unable to use generative AI, it could make our business less efficient in some cases, and result in increased costs or competitive disadvantages.

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

Risks Related to Ownership of Our Common Stock

An active and liquid trading market for our common stock may not be sustained.

Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “ALMS”. However, we cannot assure you that an active trading market for our common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market or your ability to resell your shares of our common stock at or above the price you paid for them. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts or any guidance we may publicly provide, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly and annual fluctuations which may, in turn, cause the price of our common stock to fluctuate substantially. Our net losses and other operating results will be affected by numerous factors, including:

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

Based on the beneficial ownership of our capital stock as of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the United States imposed higher “reciprocal” tariffs on numerous other territories, including EU member states and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including a temporary 10% global tariff imposed by the Administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, in 2025, the Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients, including a 15% tariff on imports from South Korea and EU member states. These tariffs will become effective September 29, 2026, unless they are “expressly reduced, modified, or terminated.” With the expiration of tariffs under Section 122 of the Trade Act of 1974, on July 23, 2026, the Administration announced new tariffs ranging from 10% to 12.5% on 60 trading partners, including South Korea and the EU as part of an investigation under Section 301 of the Trade Act of 1974 that began on June 2, 2026. Given the volatility and uncertainty regarding the scope and duration of tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain and increase our costs. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In connection with the ACELYRIN Merger, we assumed the liabilities of ACELYRIN, which include a purported federal securities class action lawsuit which was commenced against ACELYRIN in the United States District Court for the Central District of California on November 15, 2023. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024, naming ACELYRIN and current and former officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act in disclosures regarding the primary endpoint of HiSCR75 at week 16 not meeting statistical significance in ACELYRIN’s Phase 2b trial of izokibep in hidradenitis suppurativa. The amended complaint seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the Court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the Court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the Court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending. This lawsuit is subject to inherent uncertainties, including its outcome. We could be forced to expend significant resources and incur substantial legal fees and costs in the defense of this suit, and we may not prevail. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. In addition, we may be the target of other securities litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive and time-consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

10.1*	Alumis Inc. Non-Employee Director Compensation Policy (as amended and restated on June 12, 2026).

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

Date: August 13, 2026

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)