Form 10-Q
period 2026-09-30
ALUMIS INC.
filed 2026-11-12
CIK 1847367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, the registrant had 129,820,970 shares of voting common stock, $0.0001 par value per share, and zero shares of non-voting common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates, and continue as a going concern;
●	the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including our plans to submit a New Drug Application (“NDA”) for envudeucitinib (“envu”), formerly known as ESK-001, in moderate-to-severe plaque psoriasis (“PsO”) by the end of 2026;
●	the potential for envu to meaningfully elevate care for and effectively reduce the full burden of disease for patients with PsO;
●	our plans relating to the research and development of our product candidates, including the timing of clinical trial initiation and related preparatory work, clinical trial progress and results, as well as clinical trial completion;
●	developments related to our competitors and our industry, including the success of competing product candidates and therapies that are, or may become, available;
●	details regarding our strategic vision and planned product candidate pipeline;
●	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
●	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
●	our expectations regarding the potential benefits from our existing or any future license or collaboration agreements, including the receipt of potential co-development, milestone and royalty payments;
●	our expectations regarding the ease of administration associated with our product candidates;
●	our expectations regarding the patient compatibility associated with our product candidates;
●	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
●	our beliefs regarding the potential of our product candidates to demonstrate differentiation from other approved therapies or product candidates in development;

●	the ability to obtain and, if approved, maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product;
●	our ability to commercialize any approved products;
●	the rate and degree of market acceptance of any approved products;
●	our ability to attract and retain key personnel;
●	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
●	our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe, misappropriate or otherwise violate the intellectual property of others;
●	regulatory developments in the United States and foreign countries;
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ALUMIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$57,691	$89,670
Restricted cash	—	82
Marketable securities, current	373,647	218,831
Research and development prepaid expenses	3,437	2,909
Other prepaid expenses and current assets	7,815	6,740
Total current assets	442,590	318,232
Restricted cash, non-current	1,388	1,301
Property and equipment, net	16,427	18,190
Intangible assets	9,135	50,959
Operating lease right-of-use assets, net	16,744	16,971
Other assets, non-current	2,427	6,287
Total assets	$488,711	$411,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,926	$10,106
Research and development accrued expenses	40,243	34,781
Other accrued expenses and current liabilities	18,331	22,303
Deferred revenue, current	6,876	1,458
Operating lease liabilities, current	5,029	4,670
Total current liabilities	79,405	73,318
Operating lease liabilities, non-current	30,277	32,244
Deferred tax liability	384	2,140
Deferred revenue, non-current	—	2,611
Other liabilities, non-current	220	330
Total liabilities	110,286	110,643
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, voting, $0.0001 par value; 492,815,092 voting shares authorized as of September 30, 2026 and December 31, 2025; 129,680,481 and 99,084,365 voting shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	9
Common stock, non-voting, $0.0001 par value; 7,184,908 non-voting shares authorized as of September 30, 2026 and December 31, 2025; zero and 5,622,408 non-voting shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	1,611,173	1,202,975
Accumulated other comprehensive income (loss)	(730)	188
Accumulated deficit	(1,232,031)	(901,876)
Total stockholders’ equity	378,425	301,297
Total liabilities and stockholders’ equity	$488,711	$411,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
License revenue	$—	$—	$—	$17,389
Collaboration revenue	1,907	2,066	5,310	4,732
Total revenue	1,907	2,066	5,310	22,121
Operating expenses:
Research and development expenses, including related party expenses of $80, $287, $545 and $808 for the three and nine months ended September 30, 2026 and 2025, respectively	80,792	97,836	247,669	303,213
General and administrative expenses	20,191	19,522	62,157	76,267
Intangible assets impairment loss	—	—	41,824	—
Total operating expenses	100,983	117,358	351,650	379,480
Loss from operations	(99,076)	(115,292)	(346,340)	(357,359)
Other income (expense):
Gain on bargain purchase	—	—	—	187,907
Interest income	4,304	4,594	14,601	10,633
Other income (expenses), net	(109)	(54)	(173)	(136)
Total other income (expense), net	4,195	4,540	14,428	198,404
Net loss before income taxes	(94,881)	(110,752)	(331,912)	(158,955)
Income tax benefit	—	—	1,757	8,561
Net loss	$(94,881)	$(110,752)	$(330,155)	$(150,394)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(47)	212	(918)	194
Total comprehensive loss	$(94,928)	$(110,540)	$(331,073)	$(150,200)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.06)	$(2.59)	$(1.92)
Weighted-average shares of common stock outstanding, basic and diluted	129,293,849	104,109,243	127,360,394	78,471,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	104,706,773	$10	$1,202,975	$188	$(901,876)	$301,297
Issuance of common stock in public offering, net of underwriting discounts, commissions and offering costs of $21,260	20,297,500	2	323,797	—	—	323,799
Issuance of common stock upon exercise of stock options	2,177,964	—	23,265	—	—	23,265
Issuance of common stock upon vesting of restricted stock units	47,509	—	—	—	—	—
Vesting of early exercised stock options	—	—	29	—	—	29
Stock-based compensation expense	—	—	12,339	—	—	12,339
Other comprehensive income (loss), net	—	—	—	(655)	—	(655)
Net income (loss)	—	—	—	—	(93,053)	(93,053)
Balance at March 31, 2026	127,229,746	$12	$1,562,405	$(467)	$(994,929)	$567,021

Issuance of common stock upon exercise of stock options	1,001,393	—	11,708	—	—	11,708
Issuance of common stock upon vesting of restricted stock units	21,156	—	—	—	—	—
Issuance of common stock under the 2024 Employee Stock Purchase Plan	253,150	—	1,570	—	—	1,570
Vesting of early exercised stock options	—	—	23	—	—	23
Stock-based compensation expense	—	—	14,273	—	—	14,273
Other comprehensive income (loss), net	—	—	—	(216)	—	(216)
Net income (loss)	—	—	—	—	(142,221)	(142,221)
Balance at June 30, 2026	128,505,445	$12	$1,589,979	$(683)	$(1,137,150)	$452,158

Issuance of common stock upon exercise of stock options	570,468	1	6,889	—	—	6,890
Issuance of common stock upon vesting of restricted stock units	604,568	—	—	—	—	—
Vesting of early exercised stock options	—	—	19	—	—	19
Stock-based compensation expense	—	—	14,286	—	—	14,286
Other comprehensive income (loss), net	—	—	—	(47)	—	(47)
Net income (loss)	—	—	—	—	(94,881)	(94,881)
Balance at September 30, 2026	129,680,481	$13	$1,611,173	$(730)	$(1,232,031)	$378,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	54,407,327	$5	$918,610	$40	$(658,551)	$260,104
Vesting of early exercised stock options	—	—	224	—	—	224
Vesting of restricted shares of common stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,995	—	—	6,995
Other comprehensive income (loss), net	—	—	—	(48)	—	(48)
Net income (loss)	—	—	—	—	(98,963)	(98,963)
Balance at March 31, 2025	54,407,327	$5	$925,831	$(8)	$(757,514)	$168,314

Issuance of common stock and equity awards in connection with the ACELYRIN Merger	48,653,549	5	238,072	—	—	238,077
Issuance of common stock upon vesting of restricted stock units	798,751	—	—	—	—	—
Issuance of common stock under the 2024 Employee Stock Purchase Plan	184,633	—	766	—	—	766
Vesting of early exercised stock options	—	—	184	—	—	184
Repurchase of common stock issued upon early exercise of stock options	(1,783)	—	—	—	—	—
Stock-based compensation expense	—	—	18,635	—	—	18,635
Other comprehensive income (loss), net	—	—	—	30	—	30
Net income (loss)	—	—	—	—	59,321	59,321
Balance at June 30, 2025	104,042,477	$10	$1,183,488	$22	$(698,193)	$485,327

Issuance of common stock upon vesting of restricted stock units	316,662	—	—	—	—	—
Vesting of early exercised stock options	—	—	199	—	—	199
Stock-based compensation expense	—	—	9,787	—	—	9,787
Other comprehensive income (loss), net	—	—	—	212	—	212
Net income (loss)	—	—	—	—	(110,752)	(110,752)
Balance at September 30, 2025	104,359,139	$10	$1,193,474	$234	$(808,945)	$384,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(330,155)	$(150,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible assets impairment loss	41,824	—
Stock-based compensation	40,898	35,417
Net accretion of discounts on marketable securities	(5,548)	(3,876)
Depreciation and amortization	2,628	2,629
Non-cash lease expense	1,617	1,161
Impairment of long-lived assets	444	529
Gain on bargain purchase in connection with the ACELYRIN Merger	—	(187,907)
Changes in operating assets and liabilities:
Research and development prepaid expenses	(528)	9,426
Other prepaid expenses and other assets	(1,075)	13,346
Other assets, non-current	3,860	(5,073)
Accounts payable	(1,180)	(11,586)
Research and development accrued expenses	5,462	4,935
Other accrued expenses and current liabilities	(3,972)	2,554
Deferred revenue	2,808	1,944
Operating lease liabilities	(3,442)	(2,328)
Other liabilities, non-current	(37)	168
Deferred tax liability	(1,757)	(8,561)
Net cash used in operating activities	(248,153)	(297,616)
Cash flows from investing activities
Maturities of marketable securities	353,684	305,423
Purchases of marketable securities	(503,869)	(161,648)
Purchases of property and equipment	(865)	(653)
Cash, cash equivalents and restricted cash acquired in connection with the ACELYRIN Merger	—	49,742
Net cash (used in) provided by investing activities	(151,050)	192,864
Cash flows from financing activities
Proceeds from public offering of common stock, net of underwriter discounts, commissions and offering costs	323,797	—
Proceeds from issuance of common stock upon exercise of stock options	41,862	—
Proceeds from issuance of common stock under the 2024 Employee Stock Purchase Plan	1,570	766
Repurchase of common stock issued upon early exercise of stock options	—	(17)
Net cash provided by financing activities	367,229	749
Net decrease in cash, cash equivalents and restricted cash	(31,974)	(104,003)
Cash, cash equivalents and restricted cash at beginning of period	91,053	170,632
Cash, cash equivalents and restricted cash at end of period	$59,079	$66,629
Supplemental disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,835	$1,776
Vesting of early exercised stock options and unvested restricted shares of common stock	$71	$609
Equity consideration transferred in connection with the ACELYRIN Merger	$—	$238,077
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$57,691	$65,257
Restricted cash, non-current	1,388	1,372
Total cash, cash equivalents and restricted cash	$59,079	$66,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Nature of the Business

Organization and Business

Alumis Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on identifying, acquiring and accelerating the development and commercialization of transformative medicines for autoimmune disorders. The Company leverages its proprietary precision data analytics platform, biological insights, and a team of experts with deep experience in precision medicine drug discovery, development, and immunology, in its mission to create medicines that significantly improve the lives of patients by replacing broad immunosuppression with targeted therapies.

The Company was founded on January 29, 2021, as a Delaware corporation under the name FL2021-001, Inc. FL2021-001, Inc.’s name was changed to Esker Therapeutics, Inc. on March 8, 2021, and to Alumis Inc. on January 6, 2022. The Company is headquartered in South San Francisco, California.

As of September 30, 2026, the Company had one wholly owned subsidiary, ACELYRIN, Inc. (“ACELYRIN”), a Delaware corporation incorporated on July 27, 2020. Arrow Merger Sub, Inc. (“Merger Sub”), the Company’s wholly owned subsidiary incorporated in January 2025, was merged with and into ACELYRIN in May 2025. ACELYRIN’s wholly owned subsidiary, WH2, LLC, was dissolved in September 2026.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Controlled Equity OfferingSM

On March 18, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, at its option, shares of its common stock having an aggregate offering price of up to $300.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Global Select Market. The Company agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of the date of issuance of these financial statements, no ATM Shares have been sold under the Sales Agreement.

Liquidity

The Company has incurred negative operating cash flows and significant losses from operations since its inception. Net loss was $94.9 million and $110.8 million for the three months ended September 30, 2026 and 2025, respectively, and $330.2 million and $150.4 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in operating activities was $248.2 million and $297.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $1,232.0 million.

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

The Company expects to continue to incur substantial losses for the foreseeable future, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of any product candidates it may develop, and on the achievement of sufficient revenue to support its cost structure. The Company does not expect to generate any revenue from commercial product sales unless and until it successfully completes development and obtains regulatory approval for one or more of its product candidates. The Company may never achieve profitability and, unless and until it does, it will need to continue to raise additional capital.

The Company believes that, based on its current operating plan, its existing cash, cash equivalents and marketable securities of $431.3 million as of September 30, 2026, will not be sufficient to meet its operating and capital requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements and there is substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise significant additional capital to fund ongoing research and development activities, support potential commercialization including market and launch preparation activities and maintain future operations. The Company’s management plans to monitor operating expenses and may reduce its operating expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances and licensing arrangements. For example, the Company may scale back or discontinue clinical development activities and reallocate its working capital to extend its ability to meet its operating and capital requirements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, on terms that are favorable, the Company could be required to delay, scale back, or abandon some or all of its planned development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

course of business. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. The results of ACELYRIN and its wholly owned subsidiary, WH2, LLC, have been included in the condensed consolidated financial statements from the closing of the ACELYRIN Merger. WH2, LLC had no operations or balances from the closing of the ACELYRIN Merger through its dissolution in September 2026. The accounts of Merger Sub were included in the condensed consolidated financial statements from its incorporation in January 2025 until the closing of the ACELYRIN Merger, when Merger Sub merged with and into ACELYRIN.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in this filing, was derived from audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results of operations to be expected for the full year or for any other subsequent interim period.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company considers a customer to be significant when revenues from that customer represent 10% or more of total revenues. All of the Company’s revenue recognized in its condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, was earned under its license and collaboration agreement with Kaken. As a result, the Company is subject to customer concentration risk. To date, the Company has not incurred any credit losses in connection with the Kaken Collaboration Agreement.

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

Further, the Company’s business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including international trade policies and tariffs, severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, including tariffs targeting pharmaceutical products and related inputs, and could continue to significantly increase tariffs on a broad array of goods. Similarly, the Company’s financial condition and results of operations may continue to

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be affected by global economic uncertainty, general market volatility and geopolitical tensions, including the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the United States, Israel and Iran. Escalation or expansion of these conflicts, as well as related sanctions, export controls, trade restrictions and the disruption of global energy markets, fuel prices, transportation networks, and supply chains, may disrupt or otherwise negatively impact the Company’s supply chain and increase its costs. These geopolitical developments, together with evolving global economic conditions, trade policies and broader macroeconomic conditions may negatively impact the Company’s business, financial position and results of operations.

Intangible Assets

Intangible assets related to acquired IPR&D are considered to be indefinite-lived until abandonment or completion of the associated research and development efforts, which generally occurs when regulatory approval is obtained. Indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired as required by ASC 350 Intangibles - Goodwill and Other (“ASC 350”). Such events and circumstances may include significant changes in the Company’s business climate, economic and industry trends, legal or regulatory factors, clinical trial results, significant competition or changes in development strategy.

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

In determining the initial fair value of an intangible asset, or when quantitative analysis is required to determine any impairment, the Company usually uses an income approach that discounts expected future cash flows to present value using a discount rate that is based on the estimated weighted-average cost of capital for comparable companies and represents the rate that market participants would use to value the intangible asset. These cash flow models require the use of Level 3 fair value measurements and inputs, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. In June 2026, the Company recognized an impairment loss related to its acquired IPR&D intangible asset. See Note 6 for additional information.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income tax benefit was zero and $1.8 million for the three and nine months ended September 30, 2026, respectively, as compared to zero and $8.6 million for the three and nine months ended September 30, 2025, respectively. In June 2026, in connection with the impairment of the Company’s intangible assets, the Company recognized a benefit from income taxes of $1.8 million, which was primarily related to the reduction of deferred tax liabilities, partially offset by an increase in valuation allowance resulting from the measurement of its acquired IPR&D intangible asset at fair value in connection with an impairment assessment. In the three months ended June 30, 2025, in connection with the ACELYRIN Merger, the Company recognized a benefit from income taxes of $8.6 million, which was primarily related to the realization of deferred tax assets and the release of the related valuation allowance.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Acquisition

ACELYRIN Merger

The Company completed its acquisition of ACELYRIN on May 21, 2025 (the “Closing Date”) and accounted for the transaction as an acquisition under ASC Topic 805, Business Combinations. ACELYRIN was a late-stage biopharma company focused on identifying, acquiring and accelerating the development and commercialization of transformative medicines. ACELYRIN’s portfolio consisted of lonigutamab, a subcutaneously delivered, monoclonal antibody targeting IGF-1R for the potential treatment of Thyroid Eye Disease (“TED”). The ACELYRIN Merger strengthened the Company’s balance sheet and its cash position and added the lonigutamab product candidate to the Company’s development portfolio as of the Closing Date. The ACELYRIN Merger was accounted for as a business combination with the Company being treated as the accounting acquirer.

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

Intangible assets consist of an acquired IPR&D intangible asset related to the lonigutamab product candidate that was in development as of the Closing Date. The acquired IPR&D intangible asset was initially recognized at a fair value of $51.0 million, determined using the multi-period excess earnings method, which reflected the present value of projected incremental after-tax cash flows attributable to the asset as of the Closing Date. The valuation utilized a discount rate of 24.0% representing management’s best estimate of a market participant's after-tax weighted-average cost of capital. Projected future cash flows were based on significant estimates, including estimated revenues, costs and probabilities of achieving technical and regulatory milestones, among other factors. See Note 6 for additional information.

The Company acquired a prepaid credit voucher for clinical manufacturing issued by one of ACELYRIN’s contract manufacturers that is applied toward payments of clinical product manufacturing invoices issued by the vendor. The balance of $11.4 million as of the Closing Date was not adjusted from its carrying amount as its fair value approximated its carrying value as of this date.

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

The Company estimated total cash severance obligation, including related payroll taxes, of $11.9 million. The severance obligation was recognized over the remaining requisite service periods of the affected employees and was substantially paid by December 31, 2025. The Company recognized $1.9 million as general and administrative expenses and $2.4 million as research and development expenses related to severance expenses for the three months ended September 30, 2025. The Company recognized $7.1 million as general and administrative expenses and $6.1 million as research and development expenses related to severance expenses for the nine months ended September 30, 2025. No severance expense was recognized for the three and nine months ended September 30, 2026.

The Company estimated stock-based compensation expense of $13.1 million related to the accelerated vesting of equity awards and the post-termination exercise period extensions granted to affected employees, which was fully recognized during the year ended December 31, 2025. The Company recognized stock-based compensation expense of $2.1 million related to these arrangements for the three months ended September 30, 2025, consisting of $1.0 million in general and administrative expenses and $1.1 million in research and development expenses. The Company recognized stock-based compensation expense of $12.9 million related to these arrangements for the nine months ended September 30, 2025, consisting of $8.8 million in general and administrative expenses and $4.1 million in research and development expenses. No stock-based compensation expense related to these arrangements was recognized for the three and nine months ended September 30, 2026.

In addition, the Company recognized ACELYRIN Merger transaction costs of $14.7 million in general and administrative expenses for the nine months ended September 30, 2025.

Following the Closing Date, the operating results of ACELYRIN have been included in the Company’s consolidated financial statements.

The ACELYRIN Merger is intended to be a reorganization under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) Section 368(a). The Merger Agreement outlines the “plan of reorganization” within the meaning of the regulations issued under Internal Revenue Code Section 368(a) and the ACELYRIN Merger is intended to qualify as a tax-free reorganization for U.S. federal and state income tax purposes.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$47,131	$—	$—	$47,131
Commercial paper	—	2,984	—	2,984
Marketable securities, current
U.S. Treasury obligations	173,713	85,775	—	259,488
Corporate debt obligations	—	77,449	—	77,449
Commercial paper	—	36,710	—	36,710
Total assets	$220,844	$202,918	$—	$423,762

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$81,729	$—	$—	$81,729
U.S. Treasury obligations	3,971	—	—	3,971
Marketable securities, current
U.S. Treasury obligations	110,809	37,673	—	148,482
Corporate debt obligations	—	30,743	—	30,743
Commercial paper	—	27,672	—	27,672
Supranational debt obligations	—	7,922	—	7,922
Government development bank obligations	—	4,012	—	4,012
Total assets	$196,509	$108,022	$—	$304,531

The Company did not hold Level 3 financial instruments measured on a recurring basis and there were no transfers between Level 1 and Level 2 categories during the nine months ended September 30, 2026 and 2025.

Nonrecurring Fair Value Measurements

In June 2026, the Company measured its acquired IPR&D intangible asset at fair value on a nonrecurring basis in connection with an impairment assessment. The fair value measurement was classified within Level 3 of the fair value hierarchy. Based on the assessment, the Company recorded an impairment loss of $41.8 million. No impairment loss was recognized during the three months ended September 30, 2026. See Note 6 for additional information.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$260,016	$—	$(528)	$259,488
Corporate debt obligations	77,619	1	(171)	77,449
Commercial paper	36,742	—	(32)	36,710
Total marketable securities, current	$374,377	$1	$(731)	$373,647

	December 31, 2025
		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Marketable securities, current:
U.S. Treasury obligations	$148,352	$129	$—	$148,481
Corporate debt obligations	30,720	24	—	30,744
Commercial paper	27,652	20	—	27,672
Supranational debt obligations	7,913	9	—	7,922
Government development bank obligations	4,006	6	—	4,012
Total marketable securities	$218,643	$188	$—	$218,831

Marketable securities classified as current as of September 30, 2026 and December 31, 2025 had contractual maturities of one year or less from the purchase date.

As of September 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its marketable securities were not significantly impacted. For all marketable securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for expected credit losses was recorded for the three and nine months ended September 30, 2026 and 2025.

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

In May 2026, the Company completed its strategic review of the lonigutamab program and decided to pursue strategic alternatives for the program. This decision represented a triggering event under ASC 350 and required the Company to perform an interim impairment assessment of the acquired IPR&D intangible asset. Based on the results of the impairment assessment, the Company recorded an intangible assets impairment loss of $41.8 million in June 2026, which was recognized as a separate line item within operating expenses in its unaudited condensed consolidated statement of

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operations and comprehensive loss. The impairment loss reduced the carrying value of the acquired IPR&D intangible asset to its estimated fair value of $9.1 million as of June 30, 2026.

The fair value of the acquired IPR&D intangible asset was determined using a weighted scenario-based, risk-adjusted discounted cash flow method, which estimates the present value of projected future cash flows attributable to the asset under multiple potential outcomes and applies probability weightings ranging from 10% to 70%. The valuation incorporated significant unobservable inputs and assumptions, including the probability and timing of potential strategic transactions, such as out-licensing arrangements, estimated future cash flows, projected revenues, the probability of technical and regulatory success and a discount rate of 24%.

No impairment loss was recognized for the three months ended September 30, 2026.

7.Balance Sheet Components

Restricted Cash

Restricted cash consists of cash pledged as collateral for standby letters of credit of $1.4 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively. Substantially all of the restricted cash relates to lease commitments and will remain restricted until the termination or modification of the underlying lease agreements. Restricted cash was classified as non-current in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Other Prepaid Expenses and Current Assets

Other prepaid expenses and current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid subscriptions	$2,213	$2,088
Interest receivable	1,871	1,343
Tax receivable	1,304	740
Prepaid insurance	1,263	744
Other	1,164	1,825
Total other prepaid expenses and current assets	$7,815	$6,740

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	Estimated Useful Life	September 30,	December 31,
	(in years)	2026	2025
Leasehold improvements	Shorter of useful life or lease term	$18,018	$17,655
Laboratory equipment	5	6,345	5,843
Furniture and fixtures	5	1,709	1,709
Computer equipment	5	896	896
Capitalized software	3	75	75
Total property and equipment, gross		27,043	26,178
Less: Accumulated depreciation and amortization		(10,616)	(7,988)
Total property and equipment, net		$16,427	$18,190

Depreciation and amortization expense was $0.9 million for each of the three months ended September 30, 2026 and 2025, and $2.6 million for each of the nine months ended September 30, 2026 and 2025.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accrued personnel and related expenses	$13,781	$17,825
Accrued professional services	3,456	4,397
Other	1,094	81
Total other accrued expenses and current liabilities	$18,331	$22,303

8.	Revenue

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

Pursuant to the terms of the Kaken Collaboration Agreement, the Company is responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture and commercialization activities. The Kaken Collaboration Agreement further provides that the Company will retain rights to envu in all other indications and geographies.

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

The Company recognized license revenue of zero for the three and nine months ended September 30, 2026, and zero and $17.4 million for the three and nine months ended September 30, 2025, respectively, related to the License Obligation. The Company recognized collaboration revenue of $1.9 million and $5.3 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, related to the Development Services Obligation and Manufacturing Services Obligation. As of September 30, 2026, collaboration revenue receivable was $0.1 million, deferred revenue, current was $6.9 million

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and deferred revenue, non-current was zero. As of December 31, 2025, collaboration revenue receivable was less than $0.1 million, deferred revenue, current was $1.5 million and deferred revenue, non-current was $2.6 million. Revenue recognized during the period that was included in deferred revenue at the beginning of the period was $1.8 million and zero for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and zero for the nine months ended September 30, 2026 and 2025, respectively. The aggregate estimated amount of transaction price that was unsatisfied as of September 30, 2026 was $12.4 million, of which, $9.1 million related to the Development Services Obligation that is expected to be recognized through 2028 as the Company performs its services towards the global development of envu in the dermatology field. The remaining $3.3 million estimated amount of transaction price that was unsatisfied as of September 30, 2026 related to the Material Right Obligation and is deferred until the option is exercised or expires.

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

Foresite Labs Services Agreement

Foresite Labs, LLC (“Foresite Labs”) is an affiliate of Foresite Capital Management, a stockholder of the Company. In January 2021, the Company entered into a services agreement with Foresite Labs, which was amended and restated in August 2021 and in December 2023, and expires in December 2026, unless terminated earlier by the parties. Thereafter, on each anniversary of the effective date, the agreement will automatically renew for an additional one-year term, unless terminated earlier by the parties. Foresite Labs provides services to assist the Company in exploring specified immunology genetic targets. The Company recognized $0.1 million and $0.3 million as research and development expenses under the services agreement for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $0.5 million and $0.8 million as research and development expenses under the services agreement for the nine months ended September 30, 2026 and 2025, respectively. There were no accrued expenses under the services agreement as of September 30, 2026 and December 31, 2025.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Upon the closing of the ACELYRIN Merger, the Company became the successor to ACELYRIN’s rights under ACELYRIN’s lease and sublease agreements. In January 2023, ACELYRIN entered into a lease agreement to rent approximately 10,012 square feet of office space in Southern California. The term of the lease is 65 months with an option to extend it for an additional three years. Monthly rent payments are approximately $30 thousand, subject to an annual 3.0% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In December 2025, the Company entered into an agreement to sublease the entirety of its Southern California leased space through August 24, 2028, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and nine months ended September 30, 2026. In April 2026, the Company delivered a notice of termination to the sublessee, and the sublease was terminated in April 2026.

In July 2023, ACELYRIN entered into a lease agreement to rent approximately 22,365 square feet of office space in South San Francisco, California. The term of the lease is 60 months with an option to extend it for an additional five years. Monthly base rent payments are approximately $0.2 million, subject to an annual 3.5% increase. In addition to the base rent, the Company is obligated to pay variable costs related to its share of operating expenses and taxes. In February 2025, ACELYRIN entered into an agreement to sublease the entirety of its South San Francisco leased space through October 2029, the remainder of the lease term. The sublease included the operating lease right-of-use asset and certain property, plant and equipment. Sublease income was immaterial for the three and nine months ended September 30, 2026.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,261	$1,377	$3,825	$3,682
Variable lease costs	407	336	1,088	993
Total lease costs	$1,668	$1,713	$4,913	$4,675

Supplemental cash flow information related to the operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$6,429	$5,160

Weighted-average remaining lease term and incremental borrowing rate for the operating leases were as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	6.0	6.8
Weighted-average incremental borrowing rate	11.5%	11.6%

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under non-cancelable leases as of September 30, 2026, were as detailed below (in thousands):

2026 (remainder of the year)	$2,145
2027	8,702
2028	8,762
2029	7,205
2030	5,848
Thereafter	16,009
Total undiscounted lease payments	48,671
Less: Imputed interest	(13,365)
Total operating lease liabilities	$35,306

FronThera Contingent Consideration

In March 2021, the Company entered into a stock purchase agreement to acquire FronThera U.S. Holdings, Inc. and its wholly owned subsidiary, FronThera U.S. Pharmaceuticals LLC (the “FronThera Acquisition”), which was accounted for as an asset acquisition. Under the stock purchase agreement, the Company is obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, consisting of up to $70.0 million for clinical milestones, and of up to $50.0 million for approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, all related to technology acquired under the agreement. As of September 30, 2026, the Company had achieved and paid two clinical milestones totaling $60.0 million. No additional milestones were achieved or were probable of being achieved as of September 30, 2026.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

No milestones were achieved or were probable of being achieved as of September 30, 2026.

Purchase Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and clinical trial sites. Upon the closing of the ACELYRIN Merger, the Company became the successor to contracts with non-cancellable commitments under ACELYRIN contracts. The total value of non-cancellable purchase commitments under contracts was $0.3 million as of September 30, 2026. This presentation of non-cancellable purchase commitments does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of its engagements.

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

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California (the “Court”). On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial evaluating izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the Court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the Court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint, which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the Court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. The Company could be forced to expend significant resources in the defense against this and any other related lawsuits and the Company may not prevail. The Company currently is not able to estimate the possible loss to the Company from this lawsuit, as this lawsuit is currently at an early stage, and such amounts could be material to the Company’s financial statements even if the Company prevails in the defense against this lawsuit. The Company cannot be certain how long it may take to resolve this lawsuit or the possible amount of any damages that the Company may be required to pay. As of September 30, 2026, the Company did not consider any payment to be probable or reasonably estimable and had not accrued for any potential liability relating to this lawsuit.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. Its exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

11.	Stockholders’ Equity

As of September 30, 2026, the Company was authorized to issue up to 50,000,000 shares of preferred stock, 492,815,092 shares of voting common stock and 7,184,908 shares of non-voting common stock, all with a par value of $0.0001 per share. As of September 30, 2026, there were no shares of preferred stock issued or outstanding, 129,680,481 shares of voting common stock issued and outstanding and no shares of non-voting common stock issued or outstanding. During the nine months ended September 30, 2026, 5,622,408 shares of non-voting common stock were converted into voting common stock.

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

Common stock reserved for issuance consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Stock options issued and outstanding	21,203,723	20,353,098
RSUs issued and outstanding	2,605,582	2,527,377
Shares available for grant under the 2024 Equity Incentive Plan	1,013,783	597,112
Shares available for grant under the 2024 Employee Stock Purchase Plan	1,599,251	805,334
Shares available for grant under the ACELYRIN, Inc. 2023 Equity Incentive Plan	6,050,194	6,585,521
Shares available for grant under the 2024 Performance Option Plan	202,314	200,208
Total	32,674,847	31,068,650

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2025. The Company recognized less than $0.1 million of stock-based compensation expense for the three and nine months ended September 30, 2025.

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

In May 2024, the Company granted NSOs to employees to purchase 1,880,680 shares of common stock at an exercise price of $10.19 under the 2024 POP. Stock options generally vest on the date when the Company meets certain common stock public market price specified targets after the end of the IPO lock-up period, subject to continuous service through each respective vest date. The price targets are calculated based on the volume weighted-average price per share over 30 consecutive trading dates, in accordance with the grant terms. The unvested awards will expire if it is determined that the vesting conditions have not been met during the applicable six-year performance period. The service condition includes monthly vesting over 36 months from the vesting commencement date and the employee’s continuous service with the Company through each such monthly vesting date. The terms of the 2024 POP permit option holders to exercise stock options before their stock options are vested, if the market condition has been met.

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Option Activity

The following table summarizes the Company’s stock option activity, excluding under the 2024 POP, for the nine months ended September 30, 2026 and includes early exercised shares as part of stock options exercised:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	18,672,626	$8.56	6.7	$44,015
Granted	5,121,953	$25.64
Exercised	(3,749,825)	$11.16		$2,978
Forfeited or expired	(519,397)	$20.80
Outstanding, vested and expected to vest as of September 30, 2026	19,525,357	$12.21	7.8	$20,075
Exercisable as of September 30, 2026	9,540,660	$8.53	6.8	$8,222

Total exercisable shares of 9,540,660 as of September 30, 2026 included 1,182,986 unvested shares that were early exercisable under the 2021 Plan. The total fair value of stock options vested during the nine months ended September 30, 2026 and 2025 was $19.7 million and $22.1 million, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s stock option activity under the 2024 POP for the nine months ended September 30, 2026:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock	Price Per	Term	Value
	Options	Share	(in years)	(in thousands)
Outstanding as of December 31, 2025	1,680,472	$10.19	8.3	$—
Granted	—	$—
Forfeited or expired	(2,106)	$10.19
Outstanding, vested and expected to vest as of September 30, 2026	1,678,366	$10.19	7.5	$—
Exercisable as of September 30, 2026	—	$—	—	$—

Valuation of Stock Options Granted

The weighted-average grant date fair value of stock options granted for the nine months ended September 30, 2026 and 2025 was $20.09 and $3.72 per stock option, respectively.

The fair value of stock options granted for the nine months ended September 30, 2026 and 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	5.27 - 6.06	5.23 - 6.08
Volatility	78.55% - 96.71%	98.84% - 104.32%
Risk-free interest rate	3.81% - 4.80%	3.69% - 4.65%
Dividend yield	0.00%	0.00%

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

Early Exercise of Employee Stock Options

Proceeds from the early exercise of stock options in excess of par value are recorded as a share repurchase liability, and as the underlying shares vest, these proceeds are recognized in additional paid-in capital in the consolidated balance sheets. The share repurchase liability related to unvested shares was $0.1 million as of both September 30, 2026 and December 31, 2025, and was classified within other liabilities, non-current in the condensed consolidated balance sheets.

The following table summarizes the Company’s early exercised shares activity for the nine months ended September 30, 2026:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Unvested as of December 31, 2025	13,681	$9.01
Vested	(7,824)	$9.10
Unvested as of September 30, 2026	5,857	$8.88

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2024 ESPP allows an eligible employee to purchase shares of common stock at an amount equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at each applicable purchase date during an offering period as established by the board of directors. The first purchase period commenced on January 24, 2025 and ended on May 20, 2025. During the nine months ended September 30, 2026 and 2025, 253,150 and 184,633 shares of common stock were purchased under the 2024 ESPP, respectively.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2024 ESPP for the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
Expected term (in years)	0.49 - 0.50
Volatility	67.54% - 126.68%
Risk-free interest rate	3.75% - 3.78%
Dividend yield	0.00%

Restricted Stock Units

The following table summarizes the Company’s unvested RSUs activity for the nine months ended September 30, 2026:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested as of December 31, 2025	2,527,377	$4.01
RSUs granted	913,406	$25.15
RSUs released	(673,233)	$4.40
RSUs forfeited	(161,968)	$8.35
Unvested as of September 30, 2026	2,605,582	$11.05

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$8,494	$5,773	$24,489	$16,717
General and administrative	5,792	4,014	16,409	18,700
Total stock-based compensation expense	$14,286	$9,787	$40,898	$35,417

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss by award type for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$11,395	$7,979	$33,539	$28,771
RSUs	2,477	1,542	6,267	5,939
ESPP	414	266	1,092	701
Restricted stock awards	—	—	—	6
Total stock-based compensation expense	$14,286	$9,787	$40,898	$35,417

Stock-based compensation expense related to non-employee awards was $0.7 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense related to the 2024 POP was $0.4 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense included $2.1 million and $12.9 million in severance costs related to the ACELYRIN Merger for the three and nine months ended September 30, 2025, respectively. See Note 3 for additional information.

As of September 30, 2026, unrecognized stock-based compensation expense for all stock awards was $142.4 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

13.Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. In November 2025, the Company’s board of directors approved a Company match of 100% of participating employee’s deferral contribution up to 3% of eligible compensation and a 50% match of participating employees’ deferral contribution from 3% to 5% of eligible compensation, effective from January 1, 2026. The Company contributed $0.4 million and $1.8 million to the 401(k) plan for the three and nine months ended September 30, 2026, respectively.

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Net Loss Per Share Attributable to Common Stockholders

The following table presents the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(94,881)	$(110,752)	$(330,155)	$(150,394)
Denominator:
Weighted-average shares of common stock outstanding	129,300,405	104,150,531	127,369,436	78,554,685
Less: Weighted-average shares of common stock subject to repurchase	(6,556)	(41,288)	(9,042)	(83,278)
Weighted-average shares of common stock outstanding, basic and diluted	129,293,849	104,109,243	127,360,394	78,471,407
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.06)	$(2.59)	$(1.92)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Stock options issued and outstanding	21,203,723	20,090,359
RSUs issued and outstanding	2,605,582	2,670,905
Common stock issuable under the 2024 ESPP	105,557	241,027
Early exercised stock options and unvested restricted common stock	5,857	20,878
Total	23,920,719	23,023,169

15.	Segment Reporting

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

ALUMIS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the significant expense categories included within consolidated net loss presented in the Company’s condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
License revenue	$—	$—	$—	$17,389
Collaboration revenue	1,907	2,066	5,310	4,732
Total revenue	1,907	2,066	5,310	22,121
Operating expenses:
Research and development expenses
External costs
CROs, CMOs and clinical trials	33,474	56,457	114,839	187,618
Professional consulting services	8,237	8,227	23,662	22,047
Other research and development costs	5,740	1,617	11,496	6,908
Internal costs
Personnel-related costs	27,220	24,854	80,497	69,334
Facilities and overhead costs	6,121	6,681	17,175	17,306
Total research and development expense	80,792	97,836	247,669	303,213
General and administrative expenses	20,191	19,522	62,157	76,267
Intangible assets impairment loss	—	—	41,824	—
Total operating expenses	100,983	117,358	351,650	379,480
Loss from operations	(99,076)	(115,292)	(346,340)	(357,359)
Total other income (expense), net	4,195	4,540	14,428	198,404
Net loss before income taxes	(94,881)	(110,752)	(331,912)	(158,955)
Income tax benefit	—	—	1,757	8,561
Net loss	$(94,881)	$(110,752)	$(330,155)	$(150,394)

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

We are a clinical stage biopharmaceutical company with an initial focus on developing our two Tyrosine Kinase 2 (“TYK2”) inhibitors: envu, a second-generation inhibitor that we are developing to maximize target inhibition and optimize tolerability, and A-005, a central nervous system (“CNS”) penetrant molecule. We completed the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials of envu in patients with PsO, and reported positive topline results in the first quarter of 2026. We plan to submit an NDA for envu in PsO to the U.S. Food and Drug Administration (“FDA”) by the end of 2026. We are also evaluating envu in an ongoing Phase 2 open-label extension (“OLE”) clinical trial and the Phase 3 ONWARD3 long-term extension (“LTE”) clinical trial in patients with PsO. We reported data from the ongoing ONWARD3 LTE trial in the second half of 2026. In September 2026, we reported topline results from Part A of our Phase 2b clinical trial evaluating envu in patients with systemic lupus erythematosus (“SLE”). In April 2024, we initiated our Phase 1 program of A-005 in healthy volunteers and reported Phase 1 results in December 2024. We plan to initiate a Phase 2 biomarker trial of A-005 in Parkinson’s disease in 2027. In addition, in connection with the ACELYRIN Merger, we acquired lonigutamab, a subcutaneously delivered monoclonal antibody targeting IGF-1R for the potential treatment of TED. In May 2026, we completed our strategic review of the lonigutamab program and decided to pursue strategic alternatives for the program.

Since our inception, we have devoted substantially all of our efforts to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting preclinical studies and clinical trials, establishing and protecting our intellectual property portfolio, raising capital, integrating the acquired ACELYRIN business and personnel, and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our expanded organization following the ACELYRIN Merger. Our ability to achieve and sustain profitability will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis.

We have incurred significant operating losses and negative cash flows since our inception. Net loss was $94.9 million and $110.8 million for the three months ended September 30, 2026 and 2025, respectively, and $330.2 million and $150.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,232.0 million.

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

We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:

●	continue to progress the development of our product candidates in multiple clinical trials;
●	prepare to submit an NDA for envu in PsO by the end of 2026, including as we conduct activities that are required to complete our planned NDA submission;
●	explore additional indications for our existing product candidates;
●	obtain, maintain, expand and protect our intellectual property rights;
●	make royalty, milestone or other payments under the FronThera Acquisition, the Pierre Fabre Agreement and any future license or collaboration agreements;
●	seek to identify, acquire or in-license new technologies or product candidates;
●	seek regulatory and marketing approvals for any of our product candidates;
●	procure manufacturing and supply chain capacity for our product candidates, including commercial manufacturing readiness and scale-up;
●	experience any delays, challenges or other issues associated with the clinical development and regulatory approvals of our product candidates;
●	hire additional personnel to support our product research and development, clinical execution and planned future commercialization efforts, as well as to support our operating as a public company;
●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
●	operate as a public company.

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

Controlled Equity OfferingSM

On March 18, 2026, we entered into the Sales Agreement with Cantor as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, at our option, the ATM Shares. The ATM Shares include shares of our common stock having an aggregate offering price of up to $300.0 million. The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Cantor. As of the date of issuance of these financial statements, no ATM Shares have been sold under the Sales Agreement.

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

Our results of operations include the accounts of our wholly owned subsidiary ACELYRIN and its wholly owned subsidiary, WH2, LLC, from the closing of the ACELYRIN Merger. WH2, LLC had no operations or balances from the closing of the ACELYRIN Merger through its dissolution in September 2026. Our results of operations also included the accounts of Merger Sub from its incorporation in January 2025 until the ACELYRIN Merger. Accordingly, the comparability of our results of operations for the periods presented below was impacted by the timing of the ACELYRIN Merger.

Macroeconomic Trends

Our business and results of operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges and uncertainty in the markets, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025 the U.S. government imposed a 10% baseline global tariff and subsequently imposed higher “reciprocal” tariffs on numerous territories, including European Union (“EU”) member states and South Korea. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act did not authorize the President to impose tariffs, invalidating tariffs imposed pursuant to that authority. Following the Supreme Court's decision, the Trump Administration imposed a temporary global tariff under Section 122 of the Trade Act of 1974, which has since expired. Other tariffs imposed under separate authorities, including those under Section 232 of the Trade Expansion Act of 1962 on certain pharmaceutical ingredients, remain in effect, and the Trump Administration has continued to pursue additional tariff measures under other trade authorities. The U.S. trade and tariff landscape continues to evolve, and the scope, timing and duration of existing and potential tariffs remain uncertain. Our operations and financial results could be adversely impacted given the volatility and uncertainty regarding U.S. and foreign government trade policies and by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the United States, Israel and Iran. In particular, disruptions to global energy markets, fuel prices, transportation networks and supply chains could disrupt or otherwise negatively impact our supply chain and increase our costs. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. To date, the macroeconomic trends discussed above have not had a material adverse impact on our business, financial condition or results of operations. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Components of Results of Operations

Revenue

Our license and collaboration revenue relates to the Kaken Collaboration Agreement, which we entered into on March 25, 2025. Under the terms of the Kaken Collaboration Agreement, we granted to Kaken an exclusive right to develop, manufacture and commercialize envu for dermatology indications in Japan, with options to expand the license, subject to opt-in payments and certain cost-sharing obligations on the part of Kaken, to include rheumatological and gastrointestinal diseases.

Pursuant to the terms of the Kaken Collaboration Agreement, we are responsible for the global development of envu in the dermatology field, and Kaken is responsible for the clinical development, regulatory approvals and commercialization of envu in Japan in dermatology and other indications for which Kaken has exercised its option. Kaken is required to use commercially reasonable efforts to conduct all subsequent development, manufacture and commercialization activities. The Kaken Collaboration Agreement further provides that we will retain rights to envu in all other indications and geographies.

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

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) general and administrative expenses and (iii) intangible assets impairment loss.

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

We expense research and development costs as incurred. Acquired IPR&D intangible assets recognized in a business combination are recorded as indefinite-lived intangible assets and are subject to impairment testing. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as research and development prepaid expenses in our consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or services are performed. Since our inception and through September 30, 2026, our external research and development expenses were primarily related to the discovery and advancement of programs under our TYK2 platform, including our two most advanced product candidates, envu and

A-005. We use internal resources primarily for managing our research, process development, manufacturing and clinical development activities. In particular, with respect to internal costs, we deploy our personnel across all of our research and development activities as our employees work across multiple programs, and therefore the costs cannot be allocated to a particular product candidate or research program.

We expect our research and development expenses to increase substantially for the foreseeable future as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, build our operational and commercial capabilities for marketing our products, if approved, and expand our pipeline of product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is time-consuming, expensive and uncertain. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, clinical data, investment in our clinical programs, competition, manufacturability and commercial viability. It is possible that we may never receive regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration or cost to complete our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if approved by the FDA and other comparable foreign regulatory authorities.

Our future research and development costs may vary significantly based on factors such as:

●	the timing and progress of our preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	the costs and timing of manufacturing of our product candidates;
●	the amount and timing of any milestone payment due under our FronThera Acquisition, Pierre Fabre Agreement, and any future license or collaboration agreements;
●	the number of patients that participate in our clinical trials, and per participant clinical trial costs;
●	the number and duration of clinical trials required for approval of our product candidates;
●	the number of sites included in our clinical trials, and the locations of those sites;
●	delays or difficulties in adding trial sites and enrolling participants;
●	patient drop-out or discontinuation rates;
●	additional safety monitoring if requested by regulatory authorities;
●	the phase of development of our product candidates;
●	the timing, receipt and terms of any approvals from applicable regulatory authorities including the FDA and comparable foreign regulatory authorities;
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
●	changes in the competitive outlook;
●	the extent to which we establish additional strategic collaborations or other arrangements; and

●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

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

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including preparing for potential commercialization of our product candidates. We also expect to continue incurring costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

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

Income Tax Benefit

Income tax benefit consists primarily of the tax effects of changes in our deferred tax assets and liabilities and related valuation allowance, including tax effects associated with our acquired IPR&D intangible asset and the ACELYRIN Merger.

Results of Operations

The following tables summarize our results of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Collaboration revenue	$1,907	$2,066	$(159)	(8)%
Total revenue	1,907	2,066	(159)	(8)%
Operating expenses:
Research and development expenses	80,792	97,836	(17,044)	(17)%
General and administrative expenses	20,191	19,522	669	3%
Total operating expenses	100,983	117,358	(16,375)	(14)%
Loss from operations	(99,076)	(115,292)	16,216	(14)%
Other income (expense):
Interest income	4,304	4,594	(290)	(6)%
Other income (expenses), net	(109)	(54)	(55)	102%
Total other income (expense), net	4,195	4,540	(345)	(8)%
Net loss before income taxes	(94,881)	(110,752)	15,871	(14)%
Income tax benefit	—	—	—	*
Net loss	$(94,881)	$(110,752)	$15,871	(14)%
*	not meaningful

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
License revenue	$—	$17,389	$(17,389)	*
Collaboration revenue	5,310	4,732	578	12%
Total revenue	5,310	22,121	(16,811)	(76)%
Operating expenses:
Research and development expenses	247,669	303,213	(55,544)	(18)%
General and administrative expenses	62,157	76,267	(14,110)	(19)%
Intangible assets impairment loss	41,824	—	41,824	*
Total operating expenses	351,650	379,480	(27,830)	(7)%
Loss from operations	(346,340)	(357,359)	11,019	(3)%
Other income (expense):
Gain on bargain purchase	—	187,907	(187,907)	*
Interest income	14,601	10,633	3,968	37%
Other income (expenses), net	(173)	(136)	(37)	27%
Total other income (expense), net	14,428	198,404	(183,976)	*
Net loss before income taxes	(331,912)	(158,955)	(172,957)	109%
Income tax benefit	1,757	8,561	(6,804)	(79)%
Net loss	$(330,155)	$(150,394)	$(179,761)	120%
*	not meaningful

Revenue

We recognized license revenue of zero for each of the three months ended September 30, 2026 and 2025, and collaboration revenue of $1.9 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, related to the Kaken Collaboration Agreement. We recognized license revenue of zero and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively, and collaboration revenue of $5.3 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively, related to the Kaken Collaboration Agreement. At inception of the contract, we allocated the transaction price to the License Obligation and Development Services Obligation by allocating the transaction price based on the relative standalone selling price of each obligation. The license revenue was recognized upon the transfer of the license to Kaken in March 2025. We expect to recognize revenue under the Development Services Obligation and Manufacturing Services Obligation through the term of the Kaken Collaboration Agreement as the services are performed. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Research and Development Expenses

The following tables summarize our external and internal research and development expenses for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
External costs:
CROs, CMOs and clinical trials	$33,474	$56,457	$(22,983)	(41)%
Professional consulting services	8,237	8,227	10	0%
Other research and development costs	5,740	1,617	4,123	255%
Internal costs:
Personnel-related costs	27,220	24,854	2,366	10%
Facilities and overhead costs	6,121	6,681	(560)	(8)%
Total research and development expense	$80,792	$97,836	$(17,044)	(17)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
External costs:
CROs, CMOs and clinical trials	$114,839	$187,618	$(72,779)	(39)%
Professional consulting services	23,662	22,047	1,615	7%
Other research and development costs	11,496	6,908	4,588	66%
Internal costs:
Personnel-related costs	80,497	69,334	11,163	16%
Facilities and overhead costs	17,175	17,306	(131)	(1)%
Total research and development expense	$247,669	$303,213	$(55,544)	(18)%

Comparison of the Three Months Ended September 30, 2026 and 2025

Research and development expenses decreased by $17.0 million, to $80.8 million for the three months ended September 30, 2026, from $97.8 million for the three months ended September 30, 2025.

CRO, CMO and clinical trials expenses decreased by $23.0 million, to $33.5 million for the three months ended September 30, 2026, from $56.5 million for the three months ended September 30, 2025. The decrease was primarily due to lower clinical trial and CRO expenses reflecting the progression of our envu clinical program following the completion of the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO and a decrease in other program costs, partially offset by an increase in clinical trial and CRO expenses for the Phase 3 ONWARD3 LTE clinical trial and an increase in CRO expenses for the Phase 2b SLE clinical trial.

Other research and development costs increased by $4.1 million, to $5.7 million for the three months ended September 30, 2026, from $1.6 million for the three months ended September 30, 2025, primarily due to increased preclinical research activities supporting our development programs and research pipeline.

Personnel-related costs increased by $2.4 million, to $27.2 million for the three months ended September 30, 2026, from $24.9 million for the three months ended September 30, 2025, primarily due to an increase in research and development headcount, and included an increase of $2.7 million in stock-based compensation expense driven by additional equity awards granted, partially offset by severance costs related to the ACELYRIN Merger incurred in the prior year.

Facilities and overhead costs decreased by $0.6 million, to $6.1 million for the three months ended September 30, 2026, from $6.7 million for the three months ended September 30, 2025, primarily due to a decrease in information technology costs and facilities expenses allocated to research and development activities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Research and development expenses decreased by $55.5 million, to $247.7 million for the nine months ended September 30, 2026, from $303.2 million for the nine months ended September 30, 2025.

CRO, CMO and clinical trials expenses decreased by $72.8 million, to $114.8 million for the nine months ended September 30, 2026, from $187.6 million for the nine months ended September 30, 2025. The decrease was primarily due to lower clinical trial, CRO and CMO expenses reflecting the completion of the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials in patients with PsO and a decrease in other program costs, partially offset by an increase in clinical trial and CRO expenses for the Phase 3 ONWARD3 LTE clinical trial.

Professional consulting services expenses increased by $1.6 million, to $23.7 million for the nine months ended September 30, 2026, from $22.0 million for the nine months ended September 30, 2025. The increase was primarily due to higher professional services costs incurred to support the envu clinical program related to reporting of topline results for the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials and data for our Phase 3 ONWARD3 LTE in patients with PsO and our plan to submit an NDA by the end of 2026, as well as our Phase 2b SLE clinical trial.

Other research and development costs increased by $4.6 million, to $11.5 million for the nine months ended September 30, 2026, from $6.9 million for the nine months ended September 30, 2025, primarily due to increased preclinical research activities supporting our development programs and research pipeline.

Personnel-related costs increased by $11.2 million, to $80.5 million for the nine months ended September 30, 2026, from $69.3 million for the nine months ended September 30, 2025, primarily due to an increase in research and development headcount, and included an increase of $7.8 million in stock-based compensation expense driven by additional equity awards granted, as well as employer contributions to our 401(k) plan reflecting a matching program effective January 1, 2026, partially offset by severance costs related to the ACELYRIN Merger incurred in the prior year.

External Costs by Program

The following table summarizes our external costs by program for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Envu	$42,013	$48,866	$129,542	$179,986
A-005	292	2,499	1,823	8,849
Other programs and research and development activities	5,146	14,936	18,632	27,738
Total external research and development expense	$47,451	$66,301	$149,997	$216,573

During the three and nine months ended September 30, 2026, our external research and development expenses were primarily related to the clinical development of the envu program and, to a lesser extent, the A-005 and other development programs, and our research pipeline.

General and Administrative Expenses

Comparison of the Three Months Ended September 30, 2026 and 2025

General and administrative expenses increased by $0.7 million, to $20.2 million for the three months ended September 30, 2026, from $19.5 million for the three months ended September 30, 2025.

Personnel-related expenses increased by $0.3 million, to $11.3 million for the three months ended September 30, 2026, from $11.0 million for the three months ended September 30, 2025, primarily due to an increase of $1.8 million in stock-based compensation expense driven by additional equity awards granted, partially offset by severance costs related to the ACELYRIN Merger incurred in the prior year.

Professional consulting services expenses increased by $0.4 million, to $8.4 million for the three months ended September 30, 2026, from $8.0 million for the three months ended September 30, 2025, primarily due to an increase in costs to support our launch preparation efforts, partially offset by legal expenses and other costs incurred in the prior year.

Comparison of the Nine Months Ended September 30, 2026 and 2025

General and administrative expenses decreased by $14.1 million, to $62.2 million for the nine months ended September 30, 2026, from $76.3 million for the nine months ended September 30, 2025.

Personnel-related expenses decreased by $7.0 million, to $32.9 million for the nine months ended September 30, 2026, from $39.9 million for the nine months ended September 30, 2025, primarily due to severance costs related to the ACELYRIN Merger incurred in the prior year including a decrease of $2.3 million in stock-based compensation expense driven by severance-related equity awards, partially offset by an increase in compensation costs consistent with an increase in headcount.

Professional consulting services expenses decreased by $7.8 million, to $27.5 million for the nine months ended September 30, 2026, from $35.3 million for the nine months ended September 30, 2025, primarily due to ACELYRIN Merger transaction costs incurred in the prior year and a decrease in accounting and consulting costs, partially offset by legal expenses and other costs, and an increase in costs to support our launch preparation efforts.

Intangible Assets Impairment Loss

Intangible assets impairment loss was $41.8 million for the nine months ended September 30, 2026 and related to the acquired IPR&D intangible asset recognized in the ACELYRIN Merger. In May 2026, we completed our strategic review of the lonigutamab program and decided to pursue strategic alternatives for the program, which resulted in an impairment assessment of the related acquired IPR&D intangible asset and the recognition of an impairment loss of $41.8 million. No impairment loss was recognized for the three months ended September 30, 2026. See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income (Expense), Net

Total other income (expense), net decreased by $0.3 million to $4.2 million for the three months ended September 30, 2026, from $4.5 million for the three months ended September 30, 2025. Total other income (expense), net decreased by $184.0 million, to $14.4 million for the nine months ended September 30, 2026, from $198.4 million for the nine months ended September 30, 2025.

Gain on bargain purchase was $187.9 million for the nine months ended September 30, 2025, and represented the excess of the fair value of net assets acquired in the ACELYRIN Merger over the purchase consideration on the Closing Date. The gain was recognized during the three months ended June 30, 2025.

Interest income increased by $4.0 million to $14.6 million for the nine months ended September 30, 2026, from $10.6 million for the nine months ended September 30, 2025, primarily due to higher average balances of cash equivalents and marketable securities.

Income Tax Benefit

Income tax benefit was zero and $1.8 million for the three and nine months ended September 30, 2026, respectively, as compared to zero and $8.6 million for the three and nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2026 was recognized in June 2026 in connection with the impairment of our acquired IPR&D intangible asset and was primarily related to a reduction in the associated deferred tax liability, partially offset by an increase in the valuation allowance. The income tax benefit for the nine months ended September 30, 2025 was recognized during the three months ended June 30, 2025 in connection with the ACELYRIN Merger and was related to the realization of deferred tax assets and the release of the related valuation allowance.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity and Going Concern

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

We expect to continue to incur substantial losses for the foreseeable future, and our ability to achieve and sustain profitability will depend upon successful development, approval and commercialization of any product candidates we may develop, and on achievement of sufficient revenue to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities of $431.3 million as of September 30, 2026, will not be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q do not include any adjustment that may result from the outcome of this uncertainty.

We will need to raise significant additional capital to fund ongoing research and development activities, support potential commercialization including market and launch preparation activities and maintain future operations. We plan to monitor operating expenses and may reduce our operating expenses and may raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. For example, we may scale back or discontinue clinical development activities and reallocate our working capital to extend our ability to meet our operating and capital requirements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, on terms that are favorable, we could be required to delay, scale back, or abandon some or all of our planned development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the United States, Israel and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed, or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including the following:

●	the timing, scope, progress and results of our preclinical studies and clinical trials for our current and any future product candidates;
●	the number, scope and duration of clinical trials required for regulatory approval of our current and any future product candidates;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	the cost of manufacturing clinical and commercial supplies as well as scale up of our current and any future product candidates;
●	the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
●	our ability to establish new, strategic collaborations, licensing or other arrangements;
●	the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our product candidates;
●	the timing of when we pay our operating expenses;
●	the effect of competing technological and market developments;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	our implementation of various computerized informational systems and efforts to enhance operational systems;
●	the costs associated with being a public company; and
●	other factors, including economic uncertainty and geopolitical tensions, which may exacerbate the magnitude of the factors discussed above.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(248,153)	$(297,616)
Net cash (used in) provided by investing activities	(151,050)	192,864
Net cash provided by financing activities	367,229	749
Net decrease in cash, cash equivalents and restricted cash	$(31,974)	$(104,003)

Operating Activities

Net cash used in operating activities was $248.2 million and $297.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Net cash used in operating activities for the nine months ended September 30, 2026 included net loss of $330.2 million, partially offset by non-cash items totaling $81.9 million and changes in operating assets and liabilities of $0.1 million. Non-cash items included $41.8 million related to intangible assets impairment loss, $40.9 million related to stock-based compensation expense, $2.6 million related to depreciation and amortization, $1.6 million related to non-cash lease expense and $0.4 million related to impairment of long-lived assets, partially offset by $5.5 million related to net accretion of discounts on marketable securities. The changes in operating assets and liabilities included an increase of $5.5 million in research and development accrued expenses, a decrease of $3.9 million in other assets, non-current and an increase of $2.8 million in deferred revenue, partially offset by a decrease of $4.0 million in other accrued expenses and current liabilities, a decrease of $3.4 million in operating lease liabilities, a decrease of $1.8 million in deferred tax liability, a decrease of $1.2 million in accounts payable, an increase of $1.1 million in other prepaid expenses and other assets, and an increase of $0.5 million in research and development prepaid expenses.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 of $151.1 million was related to purchases of marketable securities of $503.9 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from maturities of marketable securities of $353.7 million.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 of $367.2 million was related to proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs of $323.8 million, proceeds of common stock upon exercise of stock options of $41.9 million and proceeds from the issuance of common stock under the 2024 ESPP of $1.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2025 of $0.7 million was primarily related to proceeds from the issuance of common stock under the 2024 ESPP.

Contractual Obligations and Commitments

Leases

We have operating lease arrangements for office and laboratory space in South San Francisco, California and office space in Southern California. As of September 30, 2026, we had total undiscounted lease payment obligations under non-cancelable leases of $48.7 million, including $2.1 million payable through December 31, 2026. See Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

FronThera Contingent Consideration

On March 5, 2021, we entered into the FronThera Acquisition, which was accounted for as an asset acquisition. Under the stock purchase agreement, we are obligated to pay contingent consideration of up to an aggregate of $120.0 million based on the achievement of specified clinical and approval milestones, consisting of up to $70.0 million for clinical milestones, and of up to $50.0 million for approval milestones, including receipt of first commercialization approval in the United States or certain other jurisdictions, all related to technology acquired under the agreement. As of September 30, 2026, we had achieved and paid two clinical milestones totaling $60.0 million. No additional milestones were achieved or were probable of being achieved as of September 30, 2026.

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

No milestones were achieved or were probable of being achieved as of September 30, 2026.

Purchase Commitments

We enter into contracts in the normal course of business with suppliers, CROs, CMOs and clinical trial sites. Upon the closing of the ACELYRIN Merger, we became the successor to contracts with non-cancellable obligations under ACELYRIN contracts. The total value of non-cancellable obligations under contracts was $0.3 million as of September 30, 2026. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

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

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States, and our expenses are generally denominated in U.S. dollars. However, we utilize certain CRO and CMO vendors outside of the United States for our clinical trials and product development and manufacturing. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 15, 2023, a purported federal securities class action lawsuit was commenced in the United States District Court for the Central District of California. On February 15, 2024, the Court appointed joint lead plaintiffs and lead counsel. An amended complaint was filed on March 26, 2024 (Boukadoum v. Acelyrin, Inc. et al., No. 2:23-cv-09672-FMO-MAA), naming ACELYRIN and then-current and former executive officers and directors as defendants. The complaint alleges that the defendants violated the Exchange Act and Securities Act by misleading investors about the Phase 2b trial evaluating izokibep in hidradenitis suppurativa. The original complaint was filed following ACELYRIN’s announcement of the week 16 results from the Part B portion of such Phase 2b trial. The amended complaint seeks damages and an award of reasonable costs and expenses, including attorneys’ fees, expert fees and other costs, as well as such other and further relief as the Court may deem just and proper. On May 3, 2024, the defendants filed their motion to dismiss the amended complaint, which was granted by the Court, with leave to amend, in January 2026. On February 5, 2026, the plaintiffs filed a second amended complaint, which seeks damages and an award of reasonable costs and expenses, as well as such other and further relief as the Court may deem just and proper. On February 19, 2026, the defendants filed their motion to dismiss the second amended complaint, which remains pending. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This lawsuit and any other potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense against this and any other related lawsuits and we may not prevail.

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

●	There is substantial doubt about our ability to continue as a going concern and we will require substantial additional financing to achieve our goals; failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.

●	We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.
●	Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients, the availability of competitive products and significant competition for recruiting participants in clinical trials.
●	Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Our clinical trials may reveal serious adverse events (“SAEs”) and significant adverse events (“AEs”) and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of envu, A-005 or any future product candidates.
●	We face competition from entities that have made substantial investments into the rapid development of competitor treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies and/or candidates under development in our current indications.

●	Our business is highly dependent on the success of our most advanced product candidate, envu, and we cannot guarantee that envu will successfully complete development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We are dependent on the services of our management team and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.
●	We cannot ensure that patent rights relating to inventions described and claimed in our or any current or future licensors’ and licensees’ pending patent applications will issue or that patents based on our or any current or future licensors’ and licensees’ patent applications will not be challenged and rendered invalid and/or unenforceable.
●	We have and may continue to form or seek collaborations or strategic alliances or enter into licensing arrangements in the future, and we may neither enter into, nor realize the benefits of, such alliances or licensing arrangements.
●	Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory

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

Risks Related to Our Financial Position and Need for Capital

There is substantial doubt about our ability to continue as a going concern and we will require substantial additional financing to achieve our goals; failure to obtain additional capital when needed, or on acceptable terms to us, could cause us to delay, limit, reduce or terminate our product development or future commercialization efforts.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $431.3 million. We incurred a net loss of $94.9 million and $330.2 million for the three and nine months ended September 30, 2026, respectively. We expect to continue to incur substantial losses for the foreseeable future. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will not be sufficient to meet our operating and capital requirements for at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and there is substantial doubt about our ability to continue as a going concern.

We are evaluating additional strategies to obtain funding for future operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. For example, in March 2026, we entered into a Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, at our option, shares of our common stock having an aggregate offering price of up to $300.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to sales under the Sales Agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. We could also be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Based on our current operating plan, we will need to raise additional financing to continue our products’ development and support potential commercialization, including market and launch preparation activities, for the foreseeable future, and until we become profitable, if ever. Any additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing. Therefore, we cannot be certain that our plans to raise additional capital will be successful in alleviating the substantial doubt regarding our ability to continue as a going concern. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and have incurred substantial losses since our inception and anticipate incurring substantial and increasing losses for the foreseeable future.

We are a clinical stage biopharmaceutical company with a limited operating history on which to base your investment decision. We have no product candidates approved for commercial sale, have not generated any revenue from product sales and have incurred substantial losses since our inception. Biopharmaceutical product development is a highly speculative undertaking. It entails substantial upfront capital expenditures and significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable.

Our most advanced candidate is envu, an oral, small molecule allosteric inhibitor of TYK2. We completed the pivotal Phase 3 ONWARD1 and ONWARD2 clinical trials of envu in patients with PsO and reported positive topline results in the first quarter of 2026. We plan to submit an NDA for envu in PsO to the FDA by the end of 2026. We are also evaluating envu in ongoing OLE trials in patients with PsO. In September 2026, we reported topline results from Part A of our Phase 2b clinical trial evaluating envu in patients with SLE. In addition, we are advancing A-005, an investigational CNS penetrant allosteric inhibitor of TYK2 that has a potential application in Parkinson’s disease and other neuroinflammatory and neurodegenerative diseases, and are planning to initiate a Phase 2 biomarker trial of A-005 in Parkinson’s disease in 2027. Our ability to achieve profitability in the future is dependent upon obtaining regulatory approval for and successfully commercializing our most advanced candidate, envu, either alone or with third parties. However, our operations may not be profitable even if envu is successfully developed, approved and thereafter commercialized.

We have and will continue to incur significant development and other expenses related to our research and clinical development programs and ongoing operations. Net loss was $94.9 million and $110.8 million for the three months ended September 30, 2026 and 2025, respectively, and $330.2 million and $150.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,232.0 million. Substantially all of our losses have resulted from expenses incurred in connection with the acquisition and development of our pipeline and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidates.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. For example, our Phase 2b clinical trial of envu in patients with SLE failed to achieve its primary and secondary endpoints as announced in September 2026 and we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

We have in the past experienced and expect to continue to experience participant withdrawals or discontinuations from our trials. For example, as long-term treatment with envu continues to be evaluated in our STRIDE OLE, ONWARD3 LTE study and LUMUS OLE, we expect to see discontinuation rates rise over time. Withdrawal of participants from our clinical trials may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, delays in enrollment or small population size may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidates.

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

Once initiated, clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. For example, lonigutamab’s potential to improve on the safety and side-effect profile of the sole currently-approved therapy in the United States for the treatment of TED is unproven. In particular, if lonigutamab is shown to have similar adverse events or side effects as the existing therapy, or other safety or tolerability concerns, such as hearing impairment, then an opportunity to disrupt the current standard of care in TED will be limited or precluded altogether. In this regard, ACELYRIN observed certain adverse events in its Phase 2 clinical trial of lonigutamab including, without limitation, headache, tinnitus and injection site reactions. Following completion of our strategic review of the lonigutamab program, we decided to pursue strategic alternatives for lonigutamab. There can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all, and the foregoing observed adverse events, among other factors, could limit our ability to realize value from the program. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials, and we have experienced and may experience setbacks in our programs in the future. For example, our Phase 2b clinical trial evaluating envu in patients with SLE failed to achieve its primary and secondary endpoints as announced in September 2026, and we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of such product candidates.

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

The most common AEs observed in our Phase 3 trials that were considered related to envu treatment by the principal investigator include headaches, upper respiratory tract infections, nasopharyngitis and acne. We continue to evaluate the safety profile of envu in our ongoing Phase 2 OLE and Phase 3 program.

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

From time to time, we may also disclose data from interim analyses from our clinical trials. Interim analyses from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between interim data, topline data, or preliminary data and final data could significantly harm our business prospects.

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

Outside the United States, biopharmaceutical products and services are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In some countries, separate pricing and reimbursement approvals may be required before a product can be commercially launched. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries allow companies to establish their own prices for medical products but monitor and control company profits or control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, medicinal products may be subject to Health Technology Assessments (“HTA”) at the EU and national levels. HTA is a multidisciplinary process that assesses information regarding the medical, patient and social aspects, as well as economic and ethical issues, related to the use of a health technology. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. At the EU level, on January 12, 2025, Regulation No. 2021/2282 on Health Technology Assessment (“HTA Regulation”) entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. The HTA Regulation establishes a framework for EU-level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved.

Further, the containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Such increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of our product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing.

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

We are also developing A-005, which has potential applications in Parkinson’s disease and other neuroinflammatory and neurodegenerative diseases.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, envu, which is still in clinical development, and expect that we will continue to invest heavily in envu, as well as our second product candidate, A-005, and any future product candidates we may develop. Additionally, in May 2026, we completed our strategic review of the lonigutamab program, ACELYRIN’s lead product candidate. While we decided to pursue strategic alternatives for the lonigutamab program, there can be no assurance that any such strategic alternative will be successfully identified or consummated on favorable terms, if at all. Our business and our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts and further investment before we can generate any revenue from product sales. We currently generate no revenue from product sales, and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impacts of geopolitical instability, public health crises, labor shortages, inflation or other macroeconomic factors impacting our third-party CROs, CMOs, clinical trial sites, investigators or us. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected AEs or failure to achieve primary or secondary endpoints in clinical trials. For example, our Phase 2b clinical trial evaluating envu in patients with SLE failed to achieve its primary and secondary endpoints as announced in September 2026, and we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success. Additionally, we may in the future advance envu, A-005 or future product candidates into clinical trials and terminate such trials prior to their completion.

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

We have not previously submitted an NDA or similar marketing application to the FDA or comparable foreign regulatory authorities for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Although we plan to submit an NDA for envu for PsO by the end of 2026, we will need to meet with the FDA and they may raise concerns or requirements that delay submission beyond our anticipated timeline. After submission of the NDA, the FDA may issue us a Refusal to File letter if the NDA is not sufficiently complete to permit substantive review. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of any NDA we may submit, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of any such NDA submission. Similar risks may exist in foreign jurisdictions.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate based on adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that our product candidates will receive regulatory approval. Even though our topline data readout of our Phase 3 pivotal trials of envu in PsO was positive, they may not be sufficient for approval of envu in that disease, and our Phase 3 LTE trial in PsO remains ongoing. Although we have discussed and intend to further discuss our Phase 3 clinical trial design and overall development plan with the FDA to align on its sufficiency to support an NDA submission, the feedback is typically non-binding and dependent on the strength of the ultimate clinical data and the FDA’s perspective on the benefit-risk profile of the treatment in the intended population. For example, the Committee for Medicinal Products for Human Use in the EU provided comments on the length of our two pivotal 24-week

Phase 3 trials, and we plan to address their feedback with our comparator trials. These modifications could delay our development timelines for EU regulatory approval and require substantially more resources. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In addition, we have a Phase 2b trial of envu in SLE ongoing. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our development timelines or permit competitors to obtain approvals that may alter our strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful.

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

In addition, FDA and foreign regulatory authorities may change their policies and new regulations may be enacted. In April 2023, the European Commission proposed a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). On December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the Pharma Package, which comprises a new directive and regulation intended to replace significant portions of the existing EU pharmaceutical framework. The reform encompasses a broad range of measures, including, among other things, changes to regulatory data and market protection periods, intellectual property exemptions intended to facilitate earlier generic and biosimilar market entry, marketing authorization procedures, and measures relating to the availability and supply of medicinal products. Under the agreed framework, medicinal products would generally benefit from eight years of regulatory data protection and one year of market protection, with opportunities to obtain additional market protection if specified conditions are satisfied. The Council formally adopted its first-reading position on September 28, 2026. The legislation remains subject to formal adoption by the European Parliament, following which it will be published in the Official Journal of the European Union. The new framework is expected to be subject to transitional arrangements, with general application not anticipated before 2028. Any reduction in regulatory protection available for our product candidates, together with measures facilitating earlier generic or biosimilar market entry, as applicable, could increase competition and adversely affect the commercial prospects of any product candidates we are able to commercialize in the EU.

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

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our most advanced product candidate, envu, currently in development for the treatment of PsO and SLE, and our second product candidate A-005, currently in development for the treatment of neuroinflammatory and neurodegenerative diseases. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, our Phase 2b clinical trial of envu in patients with SLE failed to achieve its primary and secondary endpoints as announced in September 2026, and we discontinued our proof-of-concept Phase 2a clinical trial of envu in patients with non-infectious uveitis in June 2024 based on the efficacy results of a data analysis prepared for a scheduled monitoring committee meeting, which efficacy results did not meet our clinical threshold for success. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of September 30, 2026, we had 251 full-time and 2 part-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources.

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

We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and subsequently imposed higher “reciprocal” tariffs on numerous territories, including EU member states and South Korea. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act did not authorize the President to impose tariffs, invalidating tariffs imposed pursuant to that authority. Following the Supreme Court’s decision the Trump Administration imposed a temporary global tariff under Section 122 of the Trade Act of 1974, which has since expired. Other tariffs imposed under separate authorities, including those under Section 232 of the Trade Expansion Act of 1962 on certain pharmaceutical ingredients, remain in effect, and the Trump Administration has continued to pursue additional tariff measures under other trade authorities. The U.S. trade and tariff landscape continues to evolve, and the scope, timing and duration of existing and potential tariffs remain uncertain.

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

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt additional non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and have imposed and may continue to impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and growth prospects. In addition, tariff and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

As we conduct clinical trials of our current or future product candidates, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in FDA or other regulatory authority investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension, variation or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators, and investors, of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

Security incidents (or perceived security incidents), may result in material adverse consequences such as legal claims or proceedings, liability including litigation exposure, penalties and fines under relevant legal obligations, enforcement actions and investigations by regulatory authorities, additional reporting requirements or oversight, restrictions on processing sensitive information (including personal information), indemnification obligations, monetary fund diversions, diversion of management attention, other financial loss, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates, any of which may adversely affect our business, results of operations or financial condition.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was also swept into receivership. The U.S. Department of Treasury, the Federal Reserve Board (the “Federal Reserve”), and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, the FDIC and the Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, the FDIC and the Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Any additional future impairment of the acquired IPR&D intangible asset related to the ACELYRIN Merger may negatively affect our results of operations and financial position.

In May 2026, following completion of our strategic review of the lonigutamab program, we decided to pursue strategic alternatives for the program. This decision represented a triggering event requiring us to perform an interim impairment assessment of the acquired IPR&D intangible asset related to the ACELYRIN Merger. Based on the results of the impairment assessment, we recognized an impairment loss of $41.8 million in June 2026. The impairment loss reduced the carrying amount of the acquired IPR&D intangible asset to its estimated fair value of $9.1 million as of June 30, 2026. No additional impairment loss was recognized for the three months ended September 30, 2026. Indefinite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should any additional future impairment of indefinite-lived intangible assets occur.

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

A third party may also claim that our patent rights are invalid or unenforceable in a litigation. An adverse result in any legal proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly and could allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our technology, products or product candidates without infringing third-party patent rights.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make product candidates that are similar to ours but that are not covered by the pending patent applications that we own or any patents or patent applications that we currently in-license or may in-license in the future;
●	we or any current or future licensors or collaborators might not have been the first to make the inventions covered by the pending patent application that we own or may in-license in the future;

●	we or any current or future licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing or otherwise violating our owned intellectual property rights or any patent applications that we may license in the future;
●	it is possible that noncompliance with the USPTO and foreign governmental patent agencies’ requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	it is possible that our pending owned patent applications or those that we may own or license in the future will not lead to issued patents;
●	issued patents, if any arise in the future, that we either own or that we may license in the future may be revoked, modified, or held invalid or unenforceable, as a result of legal challenges by our competitors;
●	others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	we cannot predict the scope of protection of any patent issuing based on our or any current or future licensors’ patent applications, including whether the patent applications that we own, or, in the future, in-license will result in issued patents with claims directed to our product candidates or uses thereof in the United States or in other foreign countries;
●	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates; the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
●	if enforced, a court may not hold that our patents, if they issue in the future, are valid, enforceable and infringed;
●	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
●	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;
●	we may fail to adequately protect and police our trademarks and trade secrets; and

●	the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patent applications.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property for the development of lonigutamab. For example, we depend on licenses from Pierre Fabre for certain intellectual property relating to the development and commercialization of lonigutamab in specific territories.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-

Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of patent applications filed after March 2013 and the enforcement or defense of our future issued patents or claiming priority to patent applications filed after March 2013. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings.

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

In 2012, the European Union Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain a pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Depending upon the timing, duration and specifics of any FDA regulatory approval of our product candidates, one or more of our issued United States patents or issued United States patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under SPC. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. As a result of the U.S. Supreme Court’s decision, the FDA and other agencies may be less inclined to engage in formal regulation and may rely to a greater degree on informal guidance, which may not always be susceptible to immediate challenge. We cannot predict the likelihood, nature or extent of government regulation or guidance that may arise from future court decisions, legislation, or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This assessment of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the original country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. On January 12, 2025, the HTA Regulation entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. The HTA Regulation establishes a framework for EU-level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU member states for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal information transfers and have enacted certain restrictions on cross-border data transfers. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that process key-coded clinical trial data and biospecimens.

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

We are currently party to the Kaken Collaboration Agreement and the license and collaboration agreement with Pierre Fabre, and we may enter into strategic transactions in the future, and we may have conflicts with our current or future licensors, licensees, collaborators or strategic partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into future additional collaborations; unwillingness by such collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiation of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies is conducted in accordance with good laboratory practices, where applicable, and clinical trials are conducted in accordance with GCPs and applicable rules. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including through inspections that may be conducted once we submit an NDA to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, and foreign equivalents.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third parties for the manufacture of APIs, bulk drug substances, raw materials, samples, components and other materials for our product candidates for clinical testing, as well as for the manufacture of any product candidates that we commercialize, if approved. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or will be of satisfactory quality or be available at acceptable prices. In addition, if any biotechnology companies or CMOs become subject to trade restrictions, sanctions, or other regulatory requirements by the U.S. government, such actions could restrict or even prohibit our ability to work with such entities. Such disruption could have adverse effects on the development of our product candidates and our business operations. Also, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

Certain of the raw materials necessary to produce envu and A-005 are in limited supply, and we generally rely on one CMO for each manufacturing stage. While we intend to identify and qualify additional suppliers and redundant manufacturers to provide the API, drug product and critical raw material prior to regulatory approval and/or a comparable marketing application outside the United States, there can be no assurance that we will be successful in doing so. Furthermore, any of the limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing redundancy in CMOs and additional or replacement suppliers for these supplies, and obtaining regulatory authorizations that may result from adding or replacing CMOs and suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

In addition, we do not currently have long-term supply contracts with our CMOs, and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all.

While we intend to enter into long-term master supply agreements with certain of our CMOs prior to any potential marketing approval, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines, or at all, or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to the contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

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

The market price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	announcements regarding our ability and anticipated timelines to submit applications for regulatory approvals of envu in PsO;
●	regulatory approval or non-approval of envu in PsO, specific label indications for or restrictions, warnings or limitations in its use or delays in the regulatory review process;
●	volatility and instability in the financial and capital markets;
●	announcements relating to our product candidates, including the results of clinical trials by us or any future collaborators;
●	announcements by competitors that impact our competitive outlook;
●	negative developments with respect to our product candidates, or similar products or product candidates with which we compete;
●	developments with respect to patents or intellectual property rights;
●	announcements of technological innovations, new product candidates, new products or new contracts by us or our competitors;
●	announcements relating to any future strategic transactions, including acquisitions, collaborations, licenses or similar arrangements;
●	our ability to achieve the perceived benefits of our strategic transactions, including the ACELYRIN Merger, as rapidly or to the extent anticipated by financial analysts or investors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings (or losses) meet or exceed such estimates;
●	announcement or expectation of additional financing efforts and receipt, or lack of receipt, of funding in support of conducting our business;
●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;
●	litigation or arbitration;

●	pandemics, natural disasters, or major catastrophic events;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this section titled “Risk Factors.”

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our capital stock as of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33% of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and controlling stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (for example, related to the evolving U.S. and ex-U.S. tariff landscape). Further, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods. For example, in April 2025, the U.S. government imposed a 10% baseline global tariff and subsequently imposed higher “reciprocal” tariffs on numerous territories, including EU member states and South Korea. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act did not authorize the President to impose tariffs, invalidating tariffs imposed pursuant to that authority. Following the Supreme Court's decision, the Trump Administration imposed a temporary global tariff under Section 122 of the Trade Act of 1974, which has since expired. Other tariffs imposed under separate authorities, including those under Section 232 of the Trade Expansion Act of 1962 on certain pharmaceutical ingredients, remain in effect, and the Trump Administration has continued to pursue additional tariff measures under other trade authorities. The U.S. trade and tariff landscape continues to evolve, and the scope, timing and duration of existing and potential tariffs remain uncertain. Given the volatility and uncertainty regarding the scope and duration of tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the United States, Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain and increase our costs. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Date: November 12, 2026

ALUMIS INC.

By:	/s/ Martin Babler
Name:	Martin Babler
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Schroer
Name:	John Schroer
Title:	Chief Financial Officer
(Principal Financial Officer)